Form 10-Q
period 1999-03-31
LITE KING CORP
filed 1999-05-13
CIK 1074267

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 1999 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 0-25105

                         LITE KING CORP.

     (Exact Name of Registrant as Specified in its Charter)

New York                                11-2996988

(State or other jurisdiction of         (I.R.S. Employer
Incorporation or Organization)            Identification Number)

          240 Clarkson Avenue  Brooklyn, New York 11226

(Address of Principal Executive Office)           (Zip Code)

                          (718)469-3132

      (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days.
Yes / X /  No /  /

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes /  /   No /  /

              APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.  2,484,620

                              10Q-1


















                         LITE KING CORP.

                      FINANCIAL STATEMENTS

                         MARCH 31, 1999









                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             1


BALANCE SHEETS - ASSETS                                       2


BALANCE SHEETS
  - LIABILITIES AND SHAREHOLDERS' EQUITY                      3


STATEMENTS OF SHAREHOLDERS' EQUITY                            4


STATEMENTS OF OPERATIONS                                     5-6


STATEMENTS OF CASH FLOWS                                      7


NOTES TO THE FINANCIAL STATEMENTS                            8-11














                   ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
LITE KING CORP.
Brooklyn, New York

We have reviewed the accompanying balance sheets of LITE KING CORP. as of March 31, 1999 and the related statements of operations, shareholders' equity and cash flows for the nine month periods ended March 31, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of LITE KING CORP.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1998, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 6, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
April 22, 1999


                                                    Page 1 of 11
                            LITE KING CORP.
                            BALANCE SHEETS



                              A S S E T S



                                      March 31, 1999
                                       (Unaudited)     June 30, 1998


CURRENT ASSETS
  Cash and Cash Equivalents             $  686,723       $  585,552
  Accounts Receivable                       37,506          392,787
  Inventory                                582,002          595,194
  Prepaid Expenses                          21,335           13,348
  Deferred Taxes                            11,010              284
  Total Current Assets                   1,338,576        1,587,165

FIXED ASSETS, At Cost
  Machinery and Equipment                  363,113          363,113
  Leasehold Improvements                     9,787            9,787
  Less:  Accumulated Depreciation
    and Amortization                      (270,658)        (243,215)
                                           102,242          129,685

OTHER ASSETS
  Deposits                                   6,100            6,100


TOTAL ASSETS                            $1,446,918       $1,722,950




















See accompanying notes and Accountants' Review Report.


                                                         Page 2 of 11
                            LITE KING CORP.
                            BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                      March 31, 1999
                                       (Unaudited)     June 30, 1998



CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses   $   73,907       $  323,824
  Total Current Liabilities                 73,907          323,824

OTHER LIABILITIES
  Deferred Income Tax Liability              8,423            8,423

TOTAL LIABILITIES                           82,330          332,247

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
  Common Stock (Par Value $.001)
    50,000,000 shares authorized,
    2,484,620 shares issued and
    outstanding                              5,400            5,400
  Paid-In Capital                        1,127,880        1,127,880
  Retained Earnings                        231,308          257,423

TOTAL SHAREHOLDERS' EQUITY               1,364,588        1,390,703


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $1,446,918       $1,722,950















See accompanying notes and Accountants' Review Report.


                                                       Page 3 of 11
                              LITE KING CORP.
                     STATEMENTS OF SHAREHOLDERS' EQUITY
                For The Period July 1, 1997 to March 31, 1999



                                                                Total
                   Number      $.001                            Share-
                     of        Par      Paid-In      Retained   holders'
                   Shares      Value    Capital      Earnings   Equity

BALANCES AT
JULY 1, 1997      2,484,620    $5,400   $1,127,880   $272,817   $1,406,097

Dividend Paid                                          (2,000)      (2,000)

Net Income (Loss)
for the Year Ended
June 30, 1998                                         (13,394)     (13,394)

BALANCES AT
JUNE 30, 1998
(AUDITED)         2,484,620     5,400    1,127,880    257,423    1,390,703

Net Income(Loss)
for the Nine
Months Ended
March 31, 1999                                        (26,115)     (26,115)


BALANCES AT
MARCH 31, 1999
(UNAUDITED)       2,484,620    $5,400   $1,127,880   $231,308   $1,364,588




















See accompanying notes and Accountants' Review Report.


                                                                Page 4 of 11
                            LITE KING CORP.
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                        For The Three Months Ended
                                                 March 31,
                                            1999         1998


REVENUES
  Sales - Net of Returns
    and Allowances                       $  72,052    $  119,882

COST OF GOODS SOLD
  Beginning Inventory                      570,002       615,866
  Purchase and Freight                      39,606        71,785
  Direct Labor                              23,522        15,846
                                           633,130       703,497
  Less:  Inventory - End of Period        (582,002)     (621,866)
  Cost of Goods Sold                        51,128        81,631

  GROSS MARGIN                              20,924        38,251

Interest Income                              5,642         3,210

General and Administrative Expenses        (80,311)      (74,635)

Depreciation Expense                        (9,125)       (9,615)

INCOME (LOSS) BEFORE INCOME TAXES          (62,870)      (42,789)

Income Tax Expense (Benefit)               (10,374)      (12,297)

NET INCOME (LOSS)                        $ (52,496)   $  (30,492)

Earnings (Loss) Per Share                    $(.02)        $(.01)


Weighted Average Number of Shares of
  Common Stock Outstanding               2,484,620     2,484,620












See accompanying notes and Accountants' Review Report.


                                                       Page 5 of 11
                            LITE KING CORP.
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                        For The Nine Months Ended
                                                 March 31,
                                            1999         1998


REVENUES
  Sales - Net of Returns
    and Allowances                       $1,080,031   $  848,300

COST OF GOODS SOLD
  Beginning Inventory                       595,194      607,127
  Purchase and Freight                      611,591      444,505
  Direct Labor                              160,347      155,799
                                          1,367,132    1,207,431
  Less:  Inventory - End of Period         (582,002)    (621,866)
  Cost of Goods Sold                        785,130      585,565

  GROSS MARGIN                              294,901      262,735

Interest Income                              15,434        8,524

General and Administrative Expenses        (319,381)    (296,616)

Depreciation Expense                        (27,443)     (28,845)

INCOME (LOSS) BEFORE INCOME TAXES           (36,489)     (54,202)

Income Tax Expense (Benefit)                (10,374)     (10,868)

NET INCOME (LOSS)                        $  (26,115)  $  (43,334)

Earnings (Loss) Per Share                     $(.01)       $(.02)


Weighted Average Number of Shares of
  Common Stock Outstanding                2,484,620    2,484,620












See accompanying notes and Accountants' Review Report.


                                                       Page 6 of 11
                            LITE KING CORP.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                          For The Nine Months Ended
                                                   March 31,
                                               1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                           $(25,831)  $(43,334)
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation and Amortization Expense       27,443     28,845
   Change in Assets and Liabilities:
    Decrease (Increase) in Accounts
      Receivable                              355,281    423,210
    Decrease (Increase) in Inventory           13,192    (14,739)
    Decrease (Increase) in Other
      Current Assets                          (18,997)   (27,954)
    Increase (Decrease) in Accounts Payable
     & Accrued Expenses                      (249,917)   (96,831)
    Increase (Decrease) in Income Tax Payable     -0-     (1,574)

 Net Cash Provided By (Used In) Operating
  Activities                                  101,171    267,623

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                             -0-        -0-
 Net Cash (Used In) Investing Activities          -0-        -0-

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividend Paid                                    -0-     (2,000)
 Net Cash Provided by (Used In)
  Financing Activities                            -0-     (2,000)

Net Increase (Decrease) in Cash and
 Cash Equivalents                             101,171    265,623

Cash and Cash Equivalents at
  Beginning of Period                         585,552    271,553

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                $686,723   $537,176


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest                                $    -0-   $    -0-
     Taxes                                   $    352   $  5,487

See accompanying notes and Accountants' Review Report.


                                                    Page 7 of 11

                         LITE KING CORP.
                NOTES TO THE FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1999
                           (Unaudited)


NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS

         Lite King Corp. (LKC) is a New York corporation. LKC is owned 100% by Daine Industries, Inc. (Daine), a Delaware corporation. LKC's principal business is the manufacture and assembly of electrical wiring devices, cord sets and sockets. LKC's customers consists of manufacturers of lamps, chandeliers, Christmas and Halloween illuminated decorations, novelties, point of purchase displays, signs, and other electrical specialties. The customers are located throughout North America.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

         ACCOUNTS RECEIVABLE

         Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. As of each balance sheet date, no reserve was considered necessary.

         RECLASSIFICATIONS

         Certain prior period financial statement accounts have been reclassified to conform to current presentation.

         INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                         3/31/99    6/30/98
               Raw Materials            $491,875   $506,875
               Work-in-Process            63,427     65,427
               Finished Goods             26,700     22,892
                                        $582,002   $595,194






                                                            Page 8 of 11
                         LITE KING CORP.
                NOTES TO THE FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1999
                          (Unaudited)
                          (Continued)


         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the periods ended March 31, 1999 and 1998, three customers accounted for approximately 61%, 11%, 9%, and 35%, 20%, 16%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of the Company's largest customer could have a material adverse effect on the financial condition of the Company.

         PROPERTY AND EQUIPMENT

         Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

         Depreciation is calculated using the straight line method over the asset's estimated useful life, which generally approximates 10 years.

         REVENUE RECOGNITION POLICY

         The Company recognizes sales, for both financial statement purposes and for tax purposes, when the products are shipped to customers.

         ADVERTISING

         Advertising costs are expensed as incurred.

         COMMON STOCK

         In October 1998, the Company increased tha authorized number of shares of common stock from 200 to 50,000,000. Concurrently, there was a 24,686.20 for one stock split. All share and per share amounts have been retroactively restated for these changes.

         ESTIMATES IN FINANCIAL STATEMENTS

         Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

                                                   Page 9 of 11

                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 1999
                              (Unaudited)
                              (Continued)


         INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ('SFAS') No. 109, "Accounting for Income Taxes." SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws. Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

NOTE 3:  COMMITMENTS AND CONTINGENCIES

         The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         1999      $ 58,333
                         2000        60,333
                         2001        62,000
                         2002        36,166
                         Total     $216,832

         In addition to annual base rental payments, the company must pay an annual escalation for real estate taxes.

NOTE 4:  INCOME TAXES

         Income taxes are accrued at the statutory U.S. and state income tax rates.

         Income tax expense is principally due to state and local income taxes based upon capital. Deferred tax liabilities relate to depreciation timing differences and operating loss carrybacks.
                                                  March 31,
                                               1999      1998
          Current tax expense (benefit):
          Income tax at statutory rates      $    352  $  5,487

          Deferred tax expense (benefit):
          Operating loss carryback            (10,726)  (16,355)

          Total Tax Expense (Benefit)        $(10,374) $(10,868)



                                                       Page 10 of 11

                       LITE KING CORP.
                NOTES TO THE FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1999
                         (Unaudited)
                         (Continued)

         The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                  March 31, 1999   June 30, 1998
         Deferred tax asset:
          Operating loss
           carryback                  $11,010          $  248
         Deferred tax liability:
          Depreciation                $ 8,423          $8,423

NOTE 5:  POSTRETIREMENT EMPLOYEE BENEFITS

         The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 6:  INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the company for the period July 1, 1998 to March 31, 1999 have been prepared by management from the books and records of the company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.

NOTE 7:  SUBSEQUENT EVENT

         On November 23, 1998 Lite King Corp. (a 100% owned subsidiary of Daine Industries Inc. (Daine) filed a Registration Statement under the Securities Act of 1934 on Form 10-SB relating to a distribution of 100% of the outstanding shares of Lite King Corp., presently owned by Daine, on a pro rata basis to Daine's shareholders as a dividend in the form of one share of Lite King Corp. for each 100 shares of Daine held. Fractional shares will be rounded up or down. The shares will be distributed in May 1999 to shareholders of record as of November 30, 1998.

         Management of the Registrant believes the two companies as separate entities will create additional value for the shareholders. There is no assurance of any trading market developing. It should also be noted that even though the Registrant is a public company its shares have not traded in the past few years. Management will attempt to use the Registrant as a "shell" vehicle to acquire an operating business.


                                                       Page 11 of 11
                     PART 1  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Lite King Corp. ("The Registrant") was incorporated in New York on January 4, 1990 and is currently engaged in the manufacture and assembly of wiring devices.

     Since February 1990, the Registrant has operated as a wholly owned subsidiary of Daine Industries, Inc. ("Daine"). The Board of Directors of Daine have determined to spin-off Lite King Corp.'s shares of common stock to its shareholders on a pro rata basis. Presently there are 248,461,935 shares of Daine outstanding. Daine owns all of the 2,484,620 outstanding shares of the Registrant which it will distribute to its shareholders as of November 30, 1998 on the basis of one share of the Registrant for each 100 shares of Daine held. Fractional shares will be rounded up or down. Shares will be distributed in May 1999 to shareholders of record on November 30, 1998.

     Management of Daine and the Registrant believe the two companies as separate entities will create additional value for the shareholders. There is no assurance of any trading market developing. It should be noted that even though Daine is a public company it has not traded in the past two years. Management will attempt to use Daine as a "shell" vehicle to acquire an operating business.

     On February 26, 1990 Daine acquired substantially all of the assets (with the exception of the cash) and the business of Lite King Corporation, a manufacturer and assembler of wiring devices, cord sets and sockets. The assets acquired had a total cost of $738,079, consisting of machinery and equipment, inventory, accounts receivable, a non compete clause entered into with Lite King Corporation's former president and principal shareholder and a rent deposit. The purchase price ($663,079 in cash and a $75,000 five year note payable in quarterly installments with interest of 12%) was arrived at by arms length negotiations and Daine obtained the funds for the purchase from its own internal sources. There was no material relationship between Daine and Lite King Corporation or any of its officers or directors prior to this transaction. The Registrant had entered into a six month consulting agreement with Lite King Corporation's former president and owner Mr. Jerold Kolton. For the consulting services rendered the Registrant paid Mr. Kolton the sum of $36,000 plus expenses of $9,000 or a total of $45,000.
     Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $58,000. Lite King's work force fluctuates during the year, from about 6-30 employees, all, except three, which were engaged in manufacturing and assembly activities.

     During the nine months ended March 31, 1999, the Registrant generated revenues of $1,080,031. During the nine months ended March 31, 1998 the Registrant generated revenues of $848,300. During the nine months ended March 31, 1999, the Registrant had a net loss of $26,115 as compared with a net loss of $43,334 for the nine months ended March 31, 1998.

     The increase in revenues can be attributed to added sales from one of its major customers. Gross Margins for the nine months ended March 31, 1999 declined to 27% from 30% for the nine months ended March 31, 1998. The decline is due to the Company's inability to pass along price increases to its major customers and a reduction in the profit margin earned on one of the Company's principal products.

     General and administrative expenses increased by 7% when comparing expenses for the nine months ended March 31, 1999 and the nine months ended March 31, 1998. This increase can be attributed primarily to higher real estate expenses and taxes.

     Interest income increased by 81% for the nine months ended March 31, 1999 as compared with the nine months ended March 31, 1998. This increase is due to higher balances in interest bearing accounts.

     During the three months ended March 31, 1999 the Registrant generated revenues of $72,052 as compared with revenues of $119,882 for the three months ended March 31, 1998. The decrease of 40% can be attributed to a decline in sales from one of the Registrant's largest customers. For the three months ended March 31, 1999 the Registrant generated a loss of $52,496 as compared with a loss of $30,492 generated during the three months ended March 31, 1998. Much of the loss for the three months ended March 31, 1999 can be attrributed to added general and administrative expenses, principally associated to real estate and related taxes booked during the period and professional fees generated during the period ended March 31, 1998. The gross margin for the three months ended March 31, 1999 was 29% as compared with 32% during the three months ended March 31, 1998. The lower gross margin can be attributed to the inability to pass along price increases to its customers.

     Management anticipates activities for the quarter ended June 30, 1999 may result in a loss. The Registrant is experiencing added competition from firms with production facilities in China, Mexico and third world nations which resulted in lower gross margins. The Registrant is at a disadvantage in that firms based in the above listed nations have labor rates considerably lower than the Registrant's.

     As of March 31, 1999, the Registrant had total assets of $1,446,918 current assets of $1,338,576, fixed assets of $102,242, other assets of $6,100, current liabilities of $73,907, other liabilities of $8,423 and total shareholders' equity of $1,364,588. At June 30, 1998, total assets amounted to $1,722,950, current assets of $1,587,165, fixed assets of $129,685, other assets of $6,100, current liabilities of $323,824, other liabilities of $8,423 and shareholders' equity of $1,390,703.

     Lite King has completed an expansion program which resulted in the addition of new equipment. The Registrant has also begun to manufacture some of the components used in some of its finished products. As part of this program, Lite King has upgraded some existing tooling which should result in having available some improved products. Management believes it has adequate financing to fund Lite King's expansion program.

     The Registrant has introduced several new products for sale directly to the end user as compared with current sales to original equipment manufacturers. These products will be sold as replacement items for Christmas, Halloween and Easter decorative plastic items. Management does not anticipate sales of these new products to have a material effect on fiscal year 1999 revenues or Company profitability.

     Lite King's main customer base are manufacturers of Christmas, Easter and Halloween products. Management considers its principal business to be seasonal in nature with sales usually at its lowest point during the quarter ended March 31st, with sales rising steadily during the June, September quarters and declining in the December quarter. The Registrant is experiencing lower gross profit margins because of the introduction of some new components used on some products, mandated by Underwriters Laboratories Inc., and added competition from firms with manufacturing facilities in China. For the nine months ended March 31, 1999, Lite King's three largest customers accounted for about 81% of its total sales. (The largest of the three accounted for 61%, the second for 11% and the third for 9%.)

     The cash and cash equivalents balances of the Company as of March 31, 1999 and June 30, 1998 were $686,723 and $585,552, respectively.
The increase in cash and cash equivalents was principally the result of lower accounts receivable for the quarter ended March 31, 1999. The Company expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

     The Company does not believe that the impact of inflation on its activities is significant. The Company is directing its marketing effort to reach out to new potential customers in non-related fields. No assurance can be given that such marketing activities will result in the Company adding new customers.

     Management sees added operating problems in fiscal year 1999 (year ended June 30, 1999) as a result of expected added competition from Chinese based manufacturers and their U.S. representatives of electrical cords. These firms may offer their products at lower prices making their products more competitive with the Registrant's products.

     Management believes that Lite King's third largest customer will not be buying any product from the Company during the remainder of calendar year 1999 and will be importing its product needs from China. For the nine months ended March 31, 1999 sales to this customer accounted for 9% of Lite King's sales.

     Management also believes that sales to its second largest customer for calendar year 1999 will be about 50% lower than sales during calendar year 1998 (a reduction of about $100,000 in sales). The loss of its third largest customer and reduction in orders from its second largest customer is primarily due to lower labor rates existing in China, making Lite King's product to seasonal decorative lighting customers less price competitive. Management sees this adverse trend continuing and is exploring other unrelated business opportunities for possible involvement, although no assurance can be given that any such business ventures will be successfully implemented.

     The loss of the business of Lite King's largest customer could have a material adverse effect on the financial condition of the Registrant.

     The Registrant is importing one of its finished products from China as opposed to producing it in its facilities. Importation results in a lower profit margin and selling price (due to added competition) than when the product was being manufactured by the Registrant. No assurance can be given that this product will be available in fiscal year 1999 in the quantity required by the Registrant.

Year 2000 Compliance

     The Registrant has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with Year 2000 compliance. The Registrant believes that all software and hardware requirements to enable it to cope with the Year 2000 issue have been or are being currently implemented. However, there can be no assurance that unanticipated costs may arise in implementing these requirements.

     On November 23, 1998, Lite King Corp. (a 100% owned subsidiary of Daine Industries Inc.) filed a Registration Statement under the Securities Act of 1934 on Form 10-SB relating to a distribution of 100% of the outstanding shares of Lite King Corp., presently owned by Daine Industries Inc., on a pro rata basis to the Registrant's shareholders as a dividend. (One share of Lite King for each 100 shares of Daine held.) Fractional shares will be rounded up or down. The shares will be distributed in May 1999.

                     PART II.  OTHER INFORMATION:


Item 1.  Legal Proceedings. None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters To A Vote of Security Holders.  None.

Item 5.  Other Materially Important Events.  None.

Item 6.  Exhibits and Reports on Form 8-K.  None.




                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   By:  Arthur Seidenfeld
                            President
                      Dated:  May 11, 1999