Form 10KSB
period 1999-06-30
LITE KING CORP
filed 1999-09-30
CIK 1074267

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (Fee Required)

For the Fiscal Year Ended June 30, 1999
Commission File Number 0-25105

                         LITE KING CORP.

     (Exact Name of Registrant as Specified in its Charter)

Delaware                                11-2996988

(State or other jurisdiction of         (I.R.S. Employer
Incorporation or Organization)            Identification Number)

          240 Clarkson Avenue  Brooklyn, New York 11226

(Address of Principal Executive Office)           (Zip Code)

                          (718)469-3132

      (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
  Common stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days.
Yes / X /  No /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes /X /   No /  /

As of September 17, 1999, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at September 17, 1999 was 2,484,620

                              10Q-1
                             PART 1

Item 1.  Description of Business

     Lite King Corp. ("The Registrant") was incorporated in New
York on January 4, 1990 and is currently engaged in the manufacture and assembly of wiring devices.

     From February 1990 to March 31, 1999, the Registrant has operated as a wholly owned subsidiary of Daine Industries, Inc. ("Daine"). The Board of Directors of Daine had determined to spin-off Lite King Corp.'s shares of common stock to its shareholders on a pro rata basis. Presently there are 248,461,935 shares of Daine outstanding. Daine owned all of the 2,484,620 outstanding shares of the Registrant which were distributed in May 1999 to its shareholders as of November 30, 1998 on the basis of one share of the Registrant for each 100 shares of Daine held. Fractional shares were rounded up or down. Shares will be distributed in May 1999 to shareholders of record on November 30, 1998.

     Management of Daine and the Registrant believe the two companies as separate entities may create additional value for the shareholders. There is no assurance of any trading market developing. It should be noted that even though Daine is a public company it has not traded in the past two years. Management will attempt to use Daine as a "shell" vehicle to acquire an operating business.

     On February 26, 1990 Daine (through the Registrant) acquired substantially all of the assets (with the exception of the cash) and the business of Lite King Corporation, a manufacturer and assembler of wiring devices, cord sets and sockets. The assets acquired had a total cost of $738,079, consisting of machinery and equipment, inventory, accounts receivable, a non compete clause entered into with Lite King Corporation's former president and principal shareholder and a rent deposit. The purchase price ($663,079 in cash and a $75,000 five year note payable in quarterly installments with interest of 12%) was arrived at by arms length negotiations and Daine obtained the funds for the purchase from its own internal sources. There was no material relationship between Daine and Lite King Corporation or any of its officers or directors prior to this transaction. The Registrant had entered into a six month consulting agreement with Lite King Corporation's former president and owner Mr. Jerold Kolton. For the consulting services rendered the Registrant paid Mr. Kolton the sum of $36,000 plus expenses of $9,000 or a total of $45,000.

     The Registrant and its predecessors have been in operation for over twenty five years and its customers are in the Christmas, Halloween, lamp, lighting, point of purchase display and ceramic products field. Lite King's electrical wiring devices, consists of wiring harnesses, "pigtails", power supply cords and the sale of bulbs. Wiring harnesses consist of wire, one or more sockets on a line with a polarized plug and with or without a plug and a switch (which is optional). "Pigtails" consist of a socket and wire. Power supply cords consists of a plug, wire and a switch (which is optional). The Registrant's customers consists of manufacturers of lamps, chandeliers, Christmas and Halloween illuminated decorations, novelties, point of purchase displays, signs, religious illuminated items, illuminated ceramic products and electrical specialties. The Registrant's "pigtails" are primarily sold to lamp and chandelier manufacturers while wiring devices and power supply cords are sold primarily to the Registrant's other customers.

     The Registrant obtains its raw materials from a number of different suppliers and believes that it is not dependent upon any source of supply. It faces competition from a number of domestic and international wiring device manufacturers, several of whom are considerably larger than the Registrant. Competition is believed to be intense and while the Registrant believes it is able to finance future growth internally, management believes that a number of the Registrant's competitors are materially stronger financially along with having production facilities located domestically and overseas, taking advantage of lower rates offshore.

     Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $58,000 plus tax escalations. The lease is scheduled to expire on April 30, 2002. At June 30, 1999, there were approximately 15 employees, all except three which were engaged in manufacturing and assembly activities. For the year ended June 30, 1999, three customers accounted for 62%, 15%, and 6%, respectively of total revenues. For the fiscal year ended June 30, 1998 three customers accounted for 38%, 28% and 18% respectively of total revenues. The loss of any one of these customers would have a material adverse effect on the Registrant's future operations. No other customer accounted for 10% or more of revenues for the 1999 and 1998 fiscal years.

     Lite King recently embarked upon a modernization program which resulted in upgrading some of its present tooling and equipment. The modernization program has resulted in some improvement in productivity in some production areas and in making available some improved products. Management will also continue to seek out the acquisition of other companies or the purchase of assets of other firms which may be in a related field to Lite King or which may complement Lite King's business although no assurances can be given that such an acquisition or purchase will be completed in the near future.

Item 2.  Description of Property

     As of June 30, 1999, the Registrant owned no property. Lite King's facilities consist of 16,000 square feet of office and factory space pursuant to a five year lease scheduled to expire on April 30, 2002. Annual lease payments during the first two years ending on April 30, 1999 will amount to $58,000 plus tax escalations. During the third year the rental amounts to $60,000 plus tax escalations and during the fourth and fifth year of the lease ending April 30, 2002, the annual lease payment amounts to $62,000 plus tax escalations.

Item 3.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None


                             PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholders Matters.

     The following table sets forth, for the periods indicated, the Company's common stock as published by the National Daily Quotation Service. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                                        High Bid       Low Bid

Quarter ended September 30, 1997          *              *
Quarter ended December 31, 1997           *              *
Quarter ended March 31, 1998              *              *
Quarter ended June 30, 1998               *              *
Quarter ended September 30, 1998          *              *
Quarter ended December 31, 1998           *              *
Quarter ended March 31, 1999              *              *
Quarter ended June 30, 1999               *              *

*there were no pink sheet market makers for the Registrant's common stock; no price information was available.

     On September 17, 1999, there was no market for the shares of the Registrant.
     Number of shareholders of record on September 17, 1999 was 673.

     Dividends - The Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development and expansion of the Registrant's business and that no dividends on the common stock will be declared in the foreseeable future.

Item 6.   Management's Discussion And Analysis or Plan of Operation

     Sales increased 4% from fiscal year 1998 to fiscal year 1999. This increase of approximately $69,000 was due to an increase in orders from blow molded figurine customers who buy cord sets from Lite King Corp. In addition, during fiscal year 1998 Underwriters Laboratories mandated changes in fused plugs and wire used by Lite King Corp. in seasonal outdoor cord sets. The Company also experienced increased competition from cord set manufacturers based in China, where labor costs are considerably lower than those experienced by Lite King Corp.

     During fiscal year 1998 these blow molded figurine manufacturers purchased at lower levels, accounting for an 18% decrease in sales of about $329,000 for fiscal year 1998 (as compared with fiscal year 1997 sales).

     Gross margins for fiscal year 1999 was 22% as compared with 27% in fiscal year 1998 and 30% in fiscal year 1997. The decrease in fiscal year 1999 gross margins was due to an inability of passing along price increases to company customers as higher unit labor costs were absorbed by Lite King Corp. Fiscal year 1998 gross margins declined as compared with fiscal year 1997 gross margins due to an inability of passing along price increases to customers.

     General and administrative expenses increased by approximately $13,000 between fiscal year 1999 and fiscal year 1998. The increase can be attributed to lower amounts for underwriters laboratories fees $7,000; utilities $12,000; factory maintenance $7,000; office salaries $3,000; freight out $3,000 and city and state taxes $6,000 offset by higher officers' salaries $21,000; legal and accounting fees $5,000 and rent expense $21,000. The increases in these expense categories are consistent with higher levels of sales activities. Increased officers' salaries were paid to Lite King's president.

     General and administrative expenses declined by approximately $82,000 between fiscal year 1998 and fiscal year 1997. The decline can be attributed to lower amounts for underwriters laboratories fees $8,000; group insurance expenses $12,000; general insurance expense $35,000; legal and accounting expense $18,000; rent expense (real estate taxes) $35,000; and utilities expense $4,000 - offset by higher officers' salaries $22,000 and maintenance expense $8,000. The declines in these expense categories are consistent with lower levels of sales activities. Increased officers' salaries were paid to Lite King's president and treasurer.

     Net loss increased by $53,937 between fiscal year 1999 and fiscal year 1998. The loss of $67,331 in fiscal year 1999 can be attributed to a lower gross margin and a small increase in general and administrative expenses. The increase of the net loss from a profit of $17,426 in fiscal year 1997 to a net loss of $13,394 in fiscal year 1998 can be attributed to a decline in gross margins offset by a decline in general and administrative expenses.

     There has been a downward trend in sales as sales decreased between fiscal year 1997 to 1999.

     The Registrant has financed its activities primarily from operating activities. For fiscal year 1999 and 1998 cash flows from investing activities have not been material.

     During fiscal years 1997, 1998 and 1999, cash flows from financing activities have been immaterial.

     As of June 30, 1999, the Registrant had total assets of $1,698,825 as compared with total assets of $1,722,950 at June 30, 1998. The decline in assets of $24,125 can be attributed to an increase of $11,736 in the following current asset categories: an increase in cash and cash equivalents $18,911; prepaid expenses $7,987; accounts receivable $17,391 and a decrease of $32,269 in inventory and a decrease of $284 in deferred taxes. There was a decrease in the fixed asset account $35,861 (net).

     During fiscal year 1999, total liabilities increased by $43,206 reflected by an increase in current liabilities of $49,353 and a decrease in deferred tax liabilities of $6,147. At June 30, 1999, shareholders' equity amounted to $1,323,372 as compared with $1,390,703 at June 30, 1998. The current ratio (current assets to current liabilities) at June 30, 1999 was approximately 4:1.

     Management presently is considering a number of negative factors which could have a material adverse effect on fiscal 2000 revenues and profitability. The Company will face intense competition for the candelabra cord sets in fiscal year 2000 from Chinese producers and their U.S. wholesaler representatives. It also will have to import its Edison base cord sets from Chinese sources at profit margins lower than those generated in earlier years when this product line was produced at the Company's facilities.

Item 7.   Financial Statements

     a)   Financial Statements and Financial Statement Schedules.

          Balance Sheets - June 30, 1999 and 1998
          Statement of Shareholders' Equity for the period July 1, 1997 to June 30, 1999
          Statement of Operations for the years ended June 30, 1999
          and 1998
          Statement of Cash Flows for the years ended June 30, 1999
          and 1998
          Notes to the Financial Statements for the years ended June 30, 1999 and 1998

     b)   Schedules

          Other schedules not submitted are omitted, because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

Item 8.   Changes In and Disagreements with Accountants in
          Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.   Directors and Executive Officers

     The executive officers and directors of the Registrant are as follows:

Arthur Seidenfeld        48        President and Director
Anne Seidenfeld          86        Treasurer,Secretary
                                   and Director
Gerald Kaufman           58        Director

     Arthur Seidenfeld, President and Director of the Registrant since formation, was awarded a B.S. Degree in Accounting from New York University in 1972 and an M.B.A. in Finance in 1978 from Pace University. He has also served as President and Director of Daine Industries and of Modern Technology Corp. since 1988.

     Anne Seidenfeld, Secretary-Treasurer and Director of the
Company. She is also Treasurer, Secretary and a Director of Modern Technology Corp. and is Treasurer, Secretary and a Director of Daine.

     Gerald Kaufman, Director, has been a practicing attorney for over thirty years. He has served as a director of the Company, along with being a director of Modern Technology Corp. and Daine since November 1990.

     Arthur Seidenfeld is the son of Anne Seidenfeld.

Item 10.  Executive Compensation

     For the year ended June 30, 1999, Arthur Seidenfeld, President and a Director of the Company received a salary of $92,250. Anne
Seidenfeld, Treasurer and a Director of the Company, received a salary of $30,600 for the year ended June 30, 1999.

     No other option or bonus plan exists.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

a. The following table sets forth information as of June 30, 1999 with respect to all shareholders known by the Company to be beneficial owners of more than 5% of the outstanding Common Stock, all directors, and all directors and executive officers as a group. Except as noted below, each shareholder has sole voting and investment power with respect to shares owned.

                                   Number of Common
Name and Address                   Shares Beneficially
of Beneficial Owner                Owned               Percent*

Modern Technology Corp.
P.O. Box 0007
Belle Harbor, New York 11694       720,000             29.0%

Arthur Seidenfeld**
P.O. Box 0007
Belle Harbor, New York 11694       360,000             14.5%

Anne Seidenfeld**
P.O. Box 0007
Belle Harbor, New York 11694       200,000              8.0%

American Israel Ventures Corp.**
P.O. Box 0007
Belle Harbor, New York 11694       150,000              6.0%

Gerald Kaufman
33 Walt Whitman road
Huntington Station, New York 11746  30,000              1.2%

All 3 officers and directors
as a group                         590,000             23.7%


*Based upon 2,484,620 shares outstanding which assumes a distribution of one share of the Registrant for each 100 shares of Daine.

** Arthur Seidenfeld and Anne Seidenfeld are President and
Secretary, Treasurer respectively of Modern Technology Corp. and also own 48% and 12% respectively of the common stock of Modern
Technology Corp.

Arthur Seidenfeld owns 70% of the outstanding shares of American Israel Ventures Corp. (AIV) and Anne Seidenfeld owns 25% of the outstanding shares of AIV. Arthur Seidenfeld and Anne Seidenfeld are President and Treasurer-Secretary respectively of American Israel Ventures Corp.

b.   The shares owned by management are as follows:
     Common Stock.

  Arthur Seidenfeld      360,000        14.5%
  Anne Seidenfeld        200,000         8.0%
  Gerald Kaufman          30,000         1.2%

Item 13.  Certain Relationships and Related Transactions.

     None


     Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Securities Act of 1934 by Registrant which have not registered securities pursuant to Section 12 of the Securities Act of 1934:

     a) No annual report or proxy material has been sent to security holders. When such report or proxy materials are furnished to securities holders subsequent to the filing of this report, copies shall be furnished to the Commission when sent to securities holders.




                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         LITE KING CORP.


                          BY Arthur Seidenfeld
                            President
                   Dated:  September 17, 1999

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicted.

     Name                Title                    Date



Arthur Seidenfeld        President and Director
                         Principal Executive
                         Officer and Principal
                         Financial Officer        Sept. 17, 1999



Anne Seidenfeld          Treasurer, Secretary
                         and Director             Sept. 17, 1999



Gerald Kaufman           Director                 Sept. 17, 1999



















                         LITE KING CORP.

                      FINANCIAL STATEMENTS

                     JUNE 30, 1999 AND 1998






















                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             1


BALANCE SHEETS - ASSETS                                       2


BALANCE SHEETS
  - LIABILITIES AND SHAREHOLDERS' EQUITY                      3


STATEMENTS OF SHAREHOLDERS' EQUITY                            4


STATEMENTS OF OPERATIONS                                      5


STATEMENTS OF CASH FLOWS                                      6


NOTES TO THE FINANCIAL STATEMENTS                            7-10










        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Shareholders
LITE KING CORP.
Brooklyn, NY


We have audited the accompanying balance sheets of LITE KING CORP. as of June 30, 1999 and 1998 and the related statements of operations, statements of shareholders' equity and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LITE KING CORP. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.




                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
August 6, 1999






                                                    Page 1 of 10

                            LITE KING CORP.
                            BALANCE SHEETS



                              A S S E T S


                                                     June 30,
                                                1999         1998


CURRENT ASSETS
  Cash and Cash Equivalents                  $  604,463   $  585,552
  Accounts Receivable                           410,178      392,787
  Inventory                                     562,925      595,194
  Prepaid Expenses                               21,335       13,348
  Deferred Taxes                                    -0-          284
  Total Current Assets                        1,598,901    1,587,165

FIXED ASSETS, At Cost
  Machinery and Equipment                       363,113      363,113
  Leasehold Improvements                          9,787        9,787
  Less:  Accumulated Depreciation
    and Amortization                           (279,076)    (243,215)
                                                 93,824      129,685

OTHER ASSETS
  Deposits                                        6,100        6,100


TOTAL ASSETS                                 $1,698,825   $1,722,950





















See accompanying summary of accounting policies and notes to the financial statements.


                                                          Page 2 of 10
                            LITE KING CORP.
                            BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                                     June 30,
                                                1999         1998


CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses      $  373,177   $  323,824
  Total Current Liabilities                     373,177      323,824

OTHER LIABILITIES
  Deferred Income Tax Liability                   2,276        8,423

TOTAL LIABILITIES                               375,453      332,247

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock ($.001 Par Value
   50,000,000 shares authorized,
   2,484,620 shares issued and
   outstanding                                    5,400        5,400
  Paid-In Capital                             1,139,880    1,139,880
  Retained Earnings                             178,092      245,423

TOTAL SHAREHOLDERS' EQUITY                    1,323,372    1,390,703


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $1,698,825   $1,722,950

















See accompanying summary of accounting policies and notes to the financial statements.


                                                       Page 3 of 10
                              LITE KING CORP.
                    STATEMENTS OF SHAREHOLDERS' EQUITY
               For The Period July 1, 1997 to June 30, 1999



                                                                  Total
                  Number      $.001                              Share-
                    of         Par        Paid-In   Retained    holders'
                  Shares      Value       Capital   Earnings     Equity



BALANCES AT
JULY 1, 1997     2,484,620   $5,400     $1,137,880  $258,817   $1,402,097

Capital
Contribution                                 2,000                  2,000

Net Income
(Loss) for the
Year Ended
June 30, 1998                                        (13,394)     (13,394)

BALANCES AT
JUNE 30, 1998    2,484,620    5,400      1,139,880   245,423    1,390,703

Net Income
(Loss) for the
Year Ended
June 30, 1999                                        (67,331)     (67,331)


BALANCES AT
JUNE 30, 1999    2,484,620   $5,400     $1,139,880  $178,092   $1,323,372


















See accompanying summary of accounting policies and notes to the financial statements.


                                                               Page 4 of 10
                              LITE KING CORP.
                         STATEMENTS OF OPERATIONS



                                                    For The Years Ended
                                                          June 30,
                                                     1999         1998


REVENUES
  Sales - Net                                     $1,590,235   $1,521,660

COST OF GOODS SOLD
  Beginning Inventory                                595,194      607,127
  Purchase and Freight                               986,707      852,570
  Direct Labor                                       213,599      245,031
                                                   1,795,500    1,704,728

  Less:  Inventory - End of Period                   562,925      595,194
                                                   1,232,575    1,109,534

  GROSS MARGIN                                       357,660      412,126

  Interest Income                                     21,246       15,238

  General and Administrative
    Expenses                                        (415,551)    (402,100)

  Depreciation and Amortization Expense              (35,861)     (38,460)

INCOME (LOSS) BEFORE INCOME TAXES                    (72,506)     (13,196)

  Income Tax Expense (Benefit)                        (5,175)         198


NET INCOME (LOSS)                                 $  (67,331)  $  (13,394)


Earnings (Loss) Per Share                           $(.03)       $(.01)


Weighted Average Number of Shares
  of Common Stock Outstanding                     2,484,620    2,484,620












See accompanying summary of accounting policies and notes to the financial statements.


                                                            Page 5 of 10
                              LITE KING CORP.
                         STATEMENTS OF CASH FLOWS

                                                     For The Years Ended
                                                           June 30,
                                                      1999        1998


CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                 $(67,331)   $(13,394)
  Adjustment to Reconcile Net Income
    to Net Cash Provided By (Used In)
    Operating Activities:
      Depreciation and Amortization
        Expense                                       35,861      38,460
      Change in Assets and Liabilities:
        Decrease (Increase) in Accounts
          Receivable                                 (17,391)    109,472
        Decrease (Increase) in Inventory              32,269      11,933
        Decrease (Increase) in Prepaid
          Expenses                                    (7,987)     (2,497)
        Decrease (Increase) in Deferred
          Taxes - Current                                284        (284)
        Increase (Decrease) in Accounts
          Payable and Accrued Expenses                49,353     180,497
        Increase (Decrease) in Income Tax
          Payable                                        -0-      (1,573)
        Increase (Decrease) in Deferred
          Income Tax Liability                        (6,147)     (6,615)
  Net Cash Provided By (Used In)
      Operating Activities                            18,911     315,999

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                   -0-         -0-
  Net Cash Provided By (Used In)
    Investing Activities                                 -0-         -0-

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from (Repayments to)
    Parent Company                                       -0-      (2,000)
  Net Cash Provided By (Used In)
    Financing Activities                                 -0-      (2,000)

Net Increase (Decrease) in Cash and
  Cash Equivalents                                    18,911     313,999

Cash and Cash Equivalents at
  Beginning of Period                                585,552     271,553

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $604,463    $585,552

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
      Interest                                      $    -0-    $    -0-
      Income Taxes                                  $  1,282    $  7,097

See accompanying summary of accounting policies and notes to the financial statements.

                                                            Page 6 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS

         Lite King Corp. (LKC) is a New York corporation. LKC's principal business is the manufacture and assembly of electrical wiring devices, cord sets and sockets. LKC's customers consist of manufacturers of lamps, chandeliers, Christmas and Halloween illuminated decorations, novelties, point of purchase displays, signs, and other electrical specialties. The customers are located throughout North America.

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

         INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                         6/30/99    6/30/98
               Raw Materials            $506,633   $506,875
               Work-in-Process            56,292     65,427
               Finished Goods                -0-     22,892
                                        $562,925   $595,194

          ADVERTISING

          Advertising costs are expensed as incurred.

          Advertising expense for the years ended June 30, 1999 and 1998 was $4,089 and $4,499, respectively.







                                                    Page 7 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                              (Continued)

          CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the years ended June 30, 1999 and 1998, three customers accounted for approximately 62%, 15%, 6% and 38%, 28%, 18%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

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

          ESTIMATES IN FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

          Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.




                                                     Page 8 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 1999 AND 1997
                              (Continued)

          CAPITAL STOCK

          In October 1998, the Company increased its authorized common shares from 200 to 50,000,000, changed the par value from none to $.001 per share, and declared a stock split of 24,846.2 to one. All related share and per share amounts have been retroactively restated for these changes.

          SPINOFF

          In April of 1999, Daine Industries Inc. (the former 100% owner of Lite King Corp.) distributed all 2,484,620 issued and outstanding shares of Lite King Corp. to the shareholders of Daine Industries Inc. on a pro rata basis. Daine did not recognize any gain or loss on the distribution and also relies on Internal Revenue Code section 355 to treat the distribution as a nontaxable stock dividend to Daine's shareholders.

NOTE 3:   COMMITMENTS AND CONTINGENCIES

          The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         2000      $ 60,333
                         2001        62,000
                         2002        51,667
                         Total     $174,000

          In addition to annual base rental payments, the company must pay an annual escalation for real estate taxes.

          Rental expense under this lease for the years ended June 30, 1999 and 1998 was $83,714 and $58,000, respectively.

NOTE 4:  INCOME TAXES

         Income taxes are accrued at the statutory U.S. and state income tax rates.

         Income tax expense is principally due to state and local income taxes based upon capital. Deferred tax liabilities relate to depreciation timing differences and operating loss carrybacks. During the year ended June 30, 1999 the Company incurred a tax net operating loss of approximately $55,000 which is allowed to be carried forward for 20 years.










                                                    Page 9 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                              (Continued)


                                                 June 30,
                                              1999      1998

         Current tax expense (benefit):
           Income tax at statutory rates    $   972   $ 7,097

         Deferred tax expense (benefit):
           Depreciation                      (6,147)   (6,615)
           Operating loss carryback             -0-      (284)
                                             (6,147)   (6,899)

         Total Tax Expense (Benefit)        $(5,175)  $   198

         The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                                 June 30,
                                             1999      1998
           Deferred tax asset:
             Operating loss carryback       $28,658   $  284
             Valuation allowance
               Net deferred tax asset       (28,658)     -0-
                                            $   -0-   $  284
           Deferred tax liability:
             Depreciation                   $ 2,276   $8,423

         The Company has fully reserved the June 30, 1999 deferred tax asset due to substantial losses and a lack of current operating profitability.

NOTE 5:  POSTRETIREMENT EMPLOYEE BENEFITS

         The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.



















                                                      Page 10 of 10