Form 10-Q
period 1999-09-30
LITE KING CORP
filed 1999-11-15
CIK 1074267

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 1999 or

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

                              10Q-1

















                         LITE KING CORP.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999






















                            I N D E X





                                                            Page


ACCOUNTANTS' REVIEW REPORT                                    1


BALANCE SHEETS - ASSETS                                       2


BALANCE SHEETS
  - LIABILITIES AND SHAREHOLDERS' EQUITY                      3


STATEMENTS OF SHAREHOLDERS' EQUITY                            4


STATEMENTS OF OPERATIONS                                      5


STATEMENTS OF CASH FLOWS                                      6


NOTES TO THE FINANCIAL STATEMENTS                            7-10










                        ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
LITE KING CORP.
Brooklyn, New York

We have reviewed the accompanying balance sheet of LITE KING CORP. as of September 30, 1999 and the related statements of operations, shareholders' equity and cash flows for the three month periods ended September 30, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of LITE KING CORP.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1999, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 6, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                        GREENBERG & COMPANY LLC

Springfield, New Jersey
October 21, 1999





                                                         Page 1 of 10

                            LITE KING CORP.
                            BALANCE SHEETS


                              A S S E T S


                                             Sept. 30,     June 30,
                                                1999         1999
                                             (Unaudited)


CURRENT ASSETS
  Cash and Cash Equivalents                  $  703,007   $  604,463
  Accounts Receivable                           421,278      410,178
  Inventory                                     402,926      562,925
  Prepaid Expenses                                7,921       21,335
  Total Current Assets                        1,535,132    1,598,901

FIXED ASSETS, At Cost
  Machinery and Equipment                       364,011      363,113
  Leasehold Improvements                          9,787        9,787
  Less:  Accumulated Depreciation
    and Amortization                           (287,076)    (279,076)
                                                 86,722       93,824

OTHER ASSETS
  Deposits                                        6,100        6,100


TOTAL ASSETS                                 $1,627,954   $1,698,825






















See accompanying notes to the financial statements and accountants' review report.


                                                          Page 2 of 10
                            LITE KING CORP.
                            BALANCE SHEETS


  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                             Sept. 30,     June 30,
                                                1999         1999
                                             (Unaudited)


CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses      $  281,680   $  373,177
  Total Current Liabilities                     281,680      373,177

OTHER LIABILITIES
  Deferred Income Tax Liability                   2,276        2,276

TOTAL LIABILITIES                               283,956      375,453

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock ($.001 Par Value
   50,000,000 shares authorized,
   2,484,620 shares issued and
   outstanding                                    5,400        5,400
  Paid-In Capital                             1,139,880    1,139,880
  Retained Earnings                             198,718      178,092

TOTAL SHAREHOLDERS' EQUITY                    1,343,998    1,323,372


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $1,627,954   $1,698,825

















See accompanying notes to the financial statements and accountants' review report.


                                                       Page 3 of 10
                              LITE KING CORP.
                    STATEMENTS OF SHAREHOLDERS' EQUITY
             For The Period July 1, 1998 to September 30, 1999



                                                                  Total
                  Number      $.001                              Share-
                    of         Par        Paid-In   Retained    holders'
                  Shares      Value       Capital   Earnings     Equity



BALANCES AT
JULY 30, 1998    2,484,620   $5,400     $1,139,880  $245,423   $1,390,703

Net Income
(Loss) for the
Year Ended
June 30, 1999                                        (67,331)     (67,331)

BALANCES AT
JUNE 30, 1999    2,484,620    5,400      1,139,880   178,092    1,323,372

Net Income (Loss)
for the three
months ended
Sept. 30, 1999
(Unaudited)                                           20,626       20,626


BALANCES AT
SEPT. 30, 1999
(Unaudited)      2,484,620   $5,400     $1,139,880  $198,718   $1,343,998



















See accompanying notes to the financial statements and accountants' review report.


                                                               Page 4 of 10
                              LITE KING CORP.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                For The Three Months Ended
                                                       September 30,
                                                    1999          1998


REVENUES
  Sales - Net                                     $343,080     $  759,850

COST OF GOODS SOLD
  Beginning Inventory                              562,926        595,194
  Purchase and Freight                              37,680        423,246
  Direct Labor                                      42,965         84,864
                                                   643,571      1,103,304

  Less:  Inventory - End of Period                 402,926        550,002
                                                   240,645        553,302

  GROSS MARGIN                                     102,435        206,548

  Interest Income                                    4,036          5,092

  General and Administrative
    Expenses                                       (77,013)      (107,344)

  Depreciation and Amortization Expense             (8,000)        (9,615)

INCOME (LOSS) BEFORE INCOME TAXES                   21,458         94,681

  Income Tax Expense (Benefit)                         832         28,198


NET INCOME (LOSS)                                 $ 20,626     $   66,483


Basic and Diluted Earnings (Loss) Per Share         $ .01        $ .03


Weighted Average Number of Shares
  of Common Stock Outstanding                     2,484,620    2,484,620












See accompanying notes to the financial statements and accountants' review report.


                                                            Page 5 of 10
                              LITE KING CORP.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For The Three Months Ended
                                                       September 30,
                                                      1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                 $ 20,626    $ 66,483
  Adjustment to Reconcile Net Income
    to Net Cash Provided By (Used In)
    Operating Activities:
      Depreciation and Amortization
        Expense                                        8,000       9,615
      Change in Assets and Liabilities:
        Decrease (Increase) in Accounts
          Receivable                                 (11,100)   (232,476)
        Decrease (Increase) in Inventory             159,999      45,192
        Decrease (Increase) in Prepaid
          Expenses                                    13,414        (416)
        Increase (Decrease) in Accounts
          Payable and Accrued Expenses               (91,497)     55,493
        Increase (Decrease) in Income Tax
          Payable                                        -0-      28,198
        Increase (Decrease) in Deferred
          Income Tax Liability                           -0-         -0-
  Net Cash Provided By (Used In)
      Operating Activities                            99,442     (27,911)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                  (898)        -0-
  Net Cash Provided By (Used In)
    Investing Activities                                (898)        -0-

Net Increase (Decrease) in Cash and
  Cash Equivalents                                    98,544     (27,911)

Cash and Cash Equivalents at
  Beginning of Period                                604,463     585,552

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $703,007    $557,641

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
      Interest                                      $    -0-    $    -0-
      Income Taxes                                  $    832    $    -0-








See accompanying notes to the financial statements and accountants' review report.


                                                            Page 6 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                              (Unaudited)

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

         INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                         9/30/99    6/30/99
               Raw Materials            $366,633   $506,633
               Work-in-Process            36,293     56,292
               Finished Goods                -0-        -0-
                                        $402,926   $562,925

          ADVERTISING

          Advertising costs are expensed as incurred.

          Advertising expense for the three months ended September 30, 1999 and 1998 was $438 and $438, respectively.







                                                    Page 7 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                              (Continued)
                              (Unaudited)

          CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the three months ended September 30, 1999 and 1998, three customers accounted for approximately 62%, 13%, 11% and 64%, 12%, 12%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

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


                                                     Page 8 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                              (Continued)
                              (Unaudited)

          CAPITAL STOCK

          In October 1998, the Company increased its authorized common shares from 200 to 50,000,000, changed the par value from none to $.001 per share, and declared a stock split of 24,846.2 to one. All related share and per share amounts have been retroactively restated for these changes.

          SPINOFF

          In May of 1999, Daine Industries Inc. (the former 100% owner of Lite King Corp.) distributed all 2,484,620 issued and outstanding shares of Lite King Corp. to the shareholders of Daine Industries Inc. on a pro rata basis. Daine did not recognize any gain or loss on the distribution and also relies on Internal Revenue Code section 355 to treat the distribution as a nontaxable stock dividend to Daine's shareholders.

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

          Rental expense under this lease for the three months ended September 30, 1999 and 1998 was $14,500 and $14,500, respectively.

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








                                                    Page 9 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                              (Continued)
                              (Unaudited)

                                              September 30,
                                              1999      1998

         Current tax expense (benefit):
           Income tax at statutory rates    $ 6,979   $28,198

         Deferred tax expense (benefit):
           Operating loss carryforward       (6,147)      -0-

         Total Tax Expense (Benefit)        $   832   $28,198

         The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                            Sept. 30  June 30
                                              1999      1998
           Deferred tax asset:
             Operating loss carryback       $22,511   $28,658
             Valuation allowance
               Net deferred tax asset       (22,511)  (28,658)
                                            $   -0-   $   -0-
           Deferred tax liability:
             Depreciation                   $ 2,276   $ 2,276

         The Company has fully reserved the deferred tax asset due to substantial losses and a lack of operating profitability.

NOTE 5:  POSTRETIREMENT EMPLOYEE BENEFITS

         The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.






















                                                      Page 10 of 10
                     PART 1  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Lite King Corp. ("The Registrant") was incorporated in New York on January 4, 1990 and is currently engaged in the manufacture and assembly of wiring devices.

     The Registrant had operated as a wholly owned subsidiary of Daine Industries, Inc. ("Daine"). The Board of Directors of Daine determined to spin-off Lite King Corp.'s shares of common stock to its shareholders on a pro rata basis. Daine owned all of the 2,484,620 outstanding shares of the Registrant which were distributed to its shareholders on the basis of one share of the Registrant for each 100 shares of Daine held. Fractional shares were rounded up or down. Shares were distributed in May 1999 to shareholders of record on November 30, 1998.

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

     Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $58,000. Lite King's work force fluctuates during the year, from about 6-15 employees, all, except three, which were engaged in manufacturing and assembly activities.

     Lite King's main customer base are manufacturers of Christmas, Easter and Halloween products. Management considers its principal business to be seasonal in nature with sales usually at its lowest point during the quarter ended March 31st, with sales rising steadily during the June, September quarters and declining in the December quarter. The Registrant is experiencing lower gross profit margins because of the introduction of some new components used on some products, mandated by Underwriters Laboratories Inc., and added competition from firms with manufacturing facilities in China. For the three months ended September 30, 1999, Lite King's three largest customers accounted for about 86% of its total sales. (The largest of the three accounted for 62%, the second for 13% and the third for 11%.)

     The cash and cash equivalents balances of the Company as of September 30, 1999 and June 30, 1999 were $703,007 and $604,463, respectively. The increase in cash and cash equivalents was principally the result of lower inventory levels for the quarter ended September 30, 1999. The Company expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

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



                   By:  Arthur Seidenfeld
                            President
                    Dated:  November 11, 1999