Form 10-Q
period 1999-12-31
LITE KING CORP
filed 2000-02-14
CIK 1074267

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 1999 or

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

                              10Q-1

















                         LITE KING CORP.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1999






















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










                        ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
LITE KING CORP.
Brooklyn, New York

We have reviewed the accompanying balance sheet of LITE KING CORP. as of December 31, 1999 and the related statements of operations, shareholders' equity and cash flows for the six month periods ended December 31, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of LITE KING CORP.

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



                                        GREENBERG & COMPANY LLC

Springfield, New Jersey
January 13, 2000





                                                         Page 1 of 10

                            LITE KING CORP.
                            BALANCE SHEETS


                              A S S E T S


                                              Dec. 31,     June 30,
                                                1999         1999
                                             (Unaudited)


CURRENT ASSETS
  Cash and Cash Equivalents                  $  904,541   $  604,463
  Accounts Receivable                            77,298      410,178
  Inventory                                     302,926      562,925
  Prepaid Expenses                               10,767       21,335
  Total Current Assets                        1,295,532    1,598,901

FIXED ASSETS, At Cost
  Machinery and Equipment                       364,011      363,113
  Leasehold Improvements                          9,787        9,787
  Less:  Accumulated Depreciation
    and Amortization                           (295,076)    (279,076)
                                                 78,722       93,824

OTHER ASSETS
  Deposits                                        6,100        6,100


TOTAL ASSETS                                 $1,380,354   $1,698,825






















See accompanying notes to the financial statements and accountants' review report.


                                                          Page 2 of 11
                            LITE KING CORP.
                            BALANCE SHEETS


  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                              Dec. 31,     June 30,
                                                1999         1999
                                             (Unaudited)


CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses      $  104,021   $  373,177
  Total Current Liabilities                     104,021      373,177

OTHER LIABILITIES
  Deferred Income Tax Liability                   2,276        2,276

TOTAL LIABILITIES                               106,297      375,453

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock ($.001 Par Value
   50,000,000 shares authorized,
   2,484,620 shares issued and
   outstanding                                    2,485        2,485
  Paid-In Capital                             1,142,795    1,142,795
  Retained Earnings                             128,777      178,092

TOTAL SHAREHOLDERS' EQUITY                    1,274,057    1,323,372


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $1,380,354   $1,698,825

















See accompanying notes to the financial statements and accountants' review report.


                                                       Page 3 of 11
                              LITE KING CORP.
                    STATEMENTS OF SHAREHOLDERS' EQUITY
             For The Period July 1, 1998 to December 31, 1999



                                                                  Total
                  Number      $.001                              Share-
                    of         Par        Paid-In   Retained    holders'
                  Shares      Value       Capital   Earnings     Equity



BALANCES AT
JULY 1, 1998     2,484,620   $2,485     $1,142,795  $245,423   $1,390,703

Net Income
(Loss) for the
Year Ended
June 30, 1999                                        (67,331)     (67,331)

BALANCES AT
JUNE 30, 1999
(Audited)        2,484,620    2,485      1,142,795   178,092    1,323,372

Net Income (Loss)
for the six
months ended
Dec. 31, 1999
(Unaudited)                                          (49,315)     (49,315)


BALANCES AT
DEC. 31, 1999
(Unaudited)      2,484,620   $2,485     $1,142,795  $128,777   $1,274,057



















See accompanying notes to the financial statements and accountants' review report.


                                                               Page 4 of 11
                              LITE KING CORP.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                For The Three Months Ended
                                                        December 31,
                                                    1999          1998


REVENUES
  Sales - Net                                     $160,999     $ 248,129

COST OF GOODS SOLD
  Beginning Inventory                              402,926       550,002
  Purchase and Freight                               3,115       148,739
  Direct Labor                                      38,933        51,961
                                                   444,974       750,702

  Less:  Inventory - End of Period                 302,926       570,002
                                                   142,048       180,700

  GROSS MARGIN                                      18,951        67,429

  Interest Income                                    7,840         4,700

  General and Administrative
    Expenses                                       (89,467)     (131,726)

  Depreciation and Amortization Expense             (8,000)       (8,703)

INCOME (LOSS) BEFORE INCOME TAXES                  (70,676)      (68,300)

  Income Tax Expense (Benefit)                        (735)      (20,204)


NET INCOME (LOSS)                                 $(69,941)    $ (48,096)


Basic and Diluted Earnings (Loss) Per Share         $(.03)       $(.02)


Weighted Average Number of Shares
  of Common Stock Outstanding                     2,484,620    2,484,620












See accompanying notes to the financial statements and accountants' review report.


                                                            Page 5 of 11
                              LITE KING CORP.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                 For The Six Months Ended
                                                        December 31,
                                                    1999          1998


REVENUES
  Sales - Net                                     $504,079     $1,007,979

COST OF GOODS SOLD
  Beginning Inventory                              562,926        595,194
  Purchase and Freight                              40,795        571,985
  Direct Labor                                      81,898        136,825
                                                   685,619      1,304,004

  Less:  Inventory - End of Period                 302,926        570,002
                                                   382,693        734,002

  GROSS MARGIN                                     121,386        273,977

  Interest Income                                   11,876          9,792

  General and Administrative
    Expenses                                      (166,480)      (239,070)

  Depreciation and Amortization Expense            (16,000)       (18,318)

INCOME (LOSS) BEFORE INCOME TAXES                  (49,218)        26,381

  Income Tax Expense (Benefit)                          97          7,994


NET INCOME (LOSS)                                 $(49,315)    $   18,387


Basic and Diluted Earnings (Loss) Per Share         $(.02)       $ .01


Weighted Average Number of Shares
  of Common Stock Outstanding                     2,484,620    2,484,620












See accompanying notes to the financial statements and accountants' review report.


                                                            Page 6 of 11
                              LITE KING CORP.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                  For The Six Months Ended
                                                        December 31,
                                                      1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                 $(49,315)   $ 18,387
  Adjustment to Reconcile Net Income
    to Net Cash Provided By (Used In)
    Operating Activities:
      Depreciation and Amortization
        Expense                                       16,000      18,318
      Change in Assets and Liabilities:
        Decrease (Increase) in Accounts
          Receivable                                 332,880     349,325
        Decrease (Increase) in Inventory             259,999      25,193
        Decrease (Increase) in Prepaid
          Expenses                                    10,568       8,551
        Increase (Decrease) in Accounts
          Payable and Accrued Expenses              (269,156)   (167,407)
        Increase (Decrease) in Income Tax
          Payable                                        -0-       7,994
        Increase (Decrease) in Deferred
          Income Tax Liability                           -0-         -0-
  Net Cash Provided By (Used In)
      Operating Activities                           300,976     260,361

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                  (898)        -0-
  Net Cash Provided By (Used In)
    Investing Activities                                (898)        -0-

Net Increase (Decrease) in Cash and
  Cash Equivalents                                   300,078     260,361

Cash and Cash Equivalents at
  Beginning of Period                                604,463     585,552

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $904,541    $845,913

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
      Interest                                      $    -0-    $    -0-
      Income Taxes                                  $  6,300    $    -0-








See accompanying notes to the financial statements and accountants' review report.


                                                            Page 7 of 11
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
                              (Unaudited)

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

         INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                        12/31/99    6/30/99
               Raw Materials            $266,633   $506,633
               Work-in-Process            36,293     56,292
               Finished Goods                -0-        -0-
                                        $302,926   $562,925

          ADVERTISING

          Advertising costs are expensed as incurred.

          Advertising expense for the six months ended December 31, 1999 and 1998 was $875 and $2,139, respectively.







                                                    Page 8 of 11
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
                              (Continued)
                              (Unaudited)

          CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the three months ended December 31, 1999 and 1998, three customers accounted for approximately 68%, 10%, 4% and 71%, 7%, 3%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

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


                                                     Page 9 of 11
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 1999
                              (Continued)
                              (Unaudited)

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

NOTE 3:   COMMITMENTS AND CONTINGENCIES

          The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         2000      $ 60,333
                         2001        62,000
                         2002        28,446
                         Total     $150,779

          In addition to annual base rental payments, the company must pay an annual escalation for real estate taxes.

          Rental expense under this lease for the six months ended December 31, 1999 and 1998 was $29,000 and $44,284, respectively.

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








                                                    Page 10 of 11
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
                              (Continued)
                              (Unaudited)

                                               December 31,
                                              1999      1998

         Current tax expense (benefit):
           Income tax at statutory rates    $    97   $7,994

         Deferred tax expense (benefit):
           Operating loss carryforward          -0-      -0-

         Total Tax Expense (Benefit)        $    97   $7,994

         The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                            Dec. 31   June 30
                                              1999      1999
           Deferred tax asset:
             Operating loss carryback       $51,283   $28,658
             Valuation allowance            (51,283)  (28,658)
             Net deferred tax asset         $   -0-   $   -0-

           Deferred tax liability:
             Depreciation                   $ 2,276   $ 2,276

         The Company has fully reserved the deferred tax asset due to substantial losses and a lack of operating profitability.

NOTE 5:  POSTRETIREMENT EMPLOYEE BENEFITS

         The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 6:  INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the Company for the period July 1, 1999 to December 31, 1999 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.












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

     Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $58,000. Lite King's work force fluctuates during the year, from about 4-15 employees, all, except three, which were engaged in manufacturing and assembly activities.

     Lite King's main customer base are manufacturers of Christmas, Easter and Halloween products. Management considers its principal business to be seasonal in nature with sales usually at its lowest point during the quarter ended March 31st, with sales rising steadily during the June, September quarters and declining in the December quarter. The Registrant is experiencing lower gross profit margins because of the introduction of some new components used on some products, mandated by Underwriters Laboratories Inc., and added competition from firms with manufacturing facilities in China. For the six months ended December 31, 1999, Lite King's three largest customers accounted for about 83% of its total sales. (The largest of the three accounted for 62%, the second for 11% and the third for 10%.)

     Management of the Registrant has concluded that it will continue to experience declining profit margins in its major core business:
seasonal holiday light sets. The declining margins are due to large disparities in labor rates experienced by the Registrant as compared with labor rates existing in Far Eastern markets. Prices offered by Far Eastern competitors continue to decline and the Registrant cannot compete effectively with these competitors.

     The Registrant has concluded that its best strategy for the future would be to close down its production activities, sell off its business assets (inventory, equipment and customer accounts) and position itself to be available as a merger candidate as a public shell company. Management anticipates that once production and business activities in the electrical cord field is completed in the near future, it will distribute most of its cash to its shareholders as a dividend.

     For the first quarter of calendar year 2000 the Registrant will continue to manufacture some product for its customers. It is presently in discussion with a number of companies regarding their purchase of the Registrant's inventory and equipment. At this time, no assurance can be given that the firm will be able to sell all of its equipment and inventory as a package to one customer. If the Registrant can't sell all of its inventory and equipment to one customer and is forced to sell off these assets individually, the Registrant may not be able to recoup all of its cost in these assets and may suffer a loss on their sale.

     The cash and cash equivalents balances of the Company as of December 31, 1999 and June 30, 1999 were $904,541 and $604,463, respectively. The increase in cash and cash equivalents was principally the result of lower inventory levels for the quarter ended December 31, 1999. The Company expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

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



                   By:  Arthur Seidenfeld
                            President
                    Dated:  February 11, 2000