Form 10-Q
period 2000-03-31
LITE KING CORP
filed 2000-05-11
CIK 1074267

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 2000 or

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

                              10Q-1

















                         LITE KING CORP.

                      FINANCIAL STATEMENTS

                         MARCH 31, 2000






















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










                        ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
LITE KING CORP.
Brooklyn, New York

We have reviewed the accompanying balance sheet of LITE KING CORP. as of March 31, 2000 and the related statement of operations, shareholders' equity and cash flows for the nine month periods ended March 31, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of LITE KING CORP.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1999, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 6, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1999 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                        GREENBERG & COMPANY LLC

Springfield, New Jersey
April 26, 2000





                                                         Page 1 of 11

                            LITE KING CORP.
                            BALANCE SHEETS


                              A S S E T S


                                             March 31,     June 30,
                                                2000         1999
                                             (Unaudited)


CURRENT ASSETS
  Cash and Cash Equivalents                  $  836,193   $  604,463
  Accounts Receivable                            14,888      410,178
  Inventory                                     200,727      562,925
  Prepaid Expenses                                6,175       21,335
  Total Current Assets                        1,057,983    1,598,901

FIXED ASSETS, At Cost
  Machinery and Equipment                       364,011      363,113
  Leasehold Improvements                          9,787        9,787
  Less:  Accumulated Depreciation
    and Amortization                           (323,734)    (279,076)
                                                 50,064       93,824

OTHER ASSETS
  Deposits                                        6,100        6,100


TOTAL ASSETS                                 $1,114,147   $1,698,825






















See accompanying notes to the financial statements and accountants' review report.


                                                          Page 2 of 11
                            LITE KING CORP.
                            BALANCE SHEETS


  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                              March 31,    June 30,
                                                2000         1999
                                             (Unaudited)


CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses      $    7,619   $  373,177
  Total Current Liabilities                       7,619      373,177

OTHER LIABILITIES
  Deferred Income Tax Liability                   2,276        2,276

TOTAL LIABILITIES                                 9,895      375,453

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock ($.001 Par Value
   50,000,000 shares authorized,
   2,484,620 shares issued and
   outstanding                                    2,485        2,485
  Paid-In Capital                             1,142,795    1,142,795
  Retained Earnings (Deficit)                   (41,028)     178,092

TOTAL SHAREHOLDERS' EQUITY                    1,104,252    1,323,372


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $1,114,147   $1,698,825

















See accompanying notes to the financial statements and accountants' review report.


                                                       Page 3 of 11
                              LITE KING CORP.
                    STATEMENTS OF SHAREHOLDERS' EQUITY
               For The Period July 1, 1998 to March 31, 2000



                                                                  Total
                  Number      $.001                 Retained     Share-
                    of         Par        Paid-In   Earnings    holders'
                  Shares      Value       Capital   (Deficit)    Equity



BALANCES AT
JULY 1, 1998     2,484,620   $2,485     $1,142,795  $245,423   $1,390,703

Net Income
(Loss) for the
Year Ended
June 30, 1999                                        (67,331)     (67,331)

BALANCES AT
JUNE 30, 1999
(Audited)        2,484,620    2,485      1,142,795   178,092    1,323,372

Net Income (Loss)
for the nine
months ended
March 31, 2000
(Unaudited)                                         (219,120)    (219,120)


BALANCES AT
MARCH 31, 2000
(Unaudited)      2,484,620   $2,485     $1,142,795  $(41,028)  $1,104,252


















See accompanying notes to the financial statements and accountants' review report.


                                                               Page 4 of 11
                              LITE KING CORP.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                For The Three Months Ended
                                                          March 31,
                                                     2000         1999


REVENUES
  Sales - Net of returns
    and Allowances                                $  23,268    $  72,052

COST OF GOODS SOLD
  Beginning Inventory                               302,926      570,002
  Purchase and Freight                                2,609       39,606
  Direct Labor                                        8,290       23,522
                                                    313,825      633,130

  Less:  Inventory - End of Period                 (200,727)    (582,002)
  Cost of Goods Sold                                113,098       51,128

  GROSS MARGIN (LOSS)                               (89,830)      20,924

  Interest Income                                     7,911        5,642

  General and Administrative
    Expenses                                        (67,450)     (80,311)

  Depreciation Expense                              (28,658)      (9,125)

  Gain on Asset Sale                                  8,200          -0-

INCOME (LOSS) BEFORE INCOME TAXES                  (169,827)     (62,870)

  Income Tax Expense (Benefit)                          (22)     (10,374)


NET INCOME (LOSS)                                 $(169,805)   $ (52,496)


Earnings (Loss) Per Share                             $(.07)       $(.02)


Weighted Average Number of Shares
  of Common Stock Outstanding                     2,484,620    2,484,620










See accompanying notes to the financial statements and accountants' review report.

                                                            Page 5 of 11
                              LITE KING CORP.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                 For The Nine Months Ended
                                                         March 31,
                                                     2000         1999


REVENUES
  Sales - Net of Returns
    and Allowances                                $ 527,347    $1,080,031

COST OF GOODS SOLD
  Beginning Inventory                               562,925       595,194
  Purchase and Freight                               43,405       611,591
  Direct Labor                                       90,188       160,347
                                                    696,518     1,367,132

  Less:  Inventory - End of Period                 (200,727)     (582,002)
  Cost of Goods Sold                                495,791       785,130

  GROSS MARGIN                                       31,556       294,901

  Interest Income                                    19,787        15,434

  General and Administrative
    Expenses                                       (233,930)     (319,381)

  Depreciation Expense                              (44,658)      (27,443)

  Gain on Asset Sale                                  8,200           -0-

INCOME (LOSS) BEFORE INCOME TAXES                  (219,045)      (36,489)

  Income Tax Expense (Benefit)                           75       (10,374)


NET INCOME (LOSS)                                 $(219,120)   $  (26,115)


Earnings (Loss) Per Share                             $(.09)        $(.01)


Weighted Average Number of Shares
  of Common Stock Outstanding                     2,484,620     2,484,620









See accompanying notes to the financial statements and accountants' review report.


                                                            Page 6 of 11
                              LITE KING CORP.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                  For The Nine Months Ended
                                                           March 31,
                                                      2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                 $(219,120)  $(25,831)
  Adjustment to Reconcile Net Income
    to Net Cash Provided By (Used In)
    Operating Activities:
      Depreciation and Amortization
        Expense                                        44,658     27,443
      Gain on Asset Sale                               (8,200)       -0-
      Change in Assets and Liabilities:
        Decrease (Increase) in Accounts
          Receivable                                  395,290    355,281
        Decrease (Increase) in Inventory              362,198     13,192
        Decrease (Increase) in Other
          Current Assets                               15,160    (18,997)
        Increase (Decrease) in Accounts
          Payable and Accrued Expenses               (365,558)  (249,917)

  Net Cash Provided By (Used In)
      Operating Activities                            224,428    101,171

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                   (898)       -0-
  Proceeds from Asset Sale                              8,200        -0-
  Net Cash Provided By Investing Activities             7,302        -0-

Net Increase (Decrease) in Cash and
  Cash Equivalents                                    231,730    101,171

Cash and Cash Equivalents at
  Beginning of Period                                 604,463    585,552

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $ 836,193   $686,723

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
      Interest                                      $     -0-   $    -0-
      Income Taxes                                  $   6,300   $    352










See accompanying notes to the financial statements and accountants' review report.


                                                            Page 7 of 11
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
                            MARCH 31, 2000
                              (Unaudited)

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

         INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                         3/31/00    6/30/99
               Raw Materials            $160,582   $506,633
               Work-in-Process               -0-     56,292
               Finished Goods             40,145        -0-
                                        $200,727   $562,925

          During the quarter ended March 31, 2000, the Company has written down its inventory by $50,000 to the estimated net realizable value.

          ADVERTISING

          Advertising costs are expensed as incurred.

          Advertising expense for the nine months ended March 31, 2000 and 1999 was $475 and $2,139, respectively.



                                                    Page 8 of 11
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
                            MARCH 31, 2000
                              (Continued)
                              (Unaudited)

          CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the nine months ended March 31, 2000 and 1999, three customers accounted for approximately 59%, 11%, 10% and 71%, 7%, 3%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

          PROPERTY AND EQUIPMENT

          Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

          Depreciation is calculated using the straight line method over the asset's estimated useful life, which generally approximates 10 years.

          During the quarter ended March 31, 2000, the Company wrote down its equipment by $18,848. This was due to a mold that management deems worthless.

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





                                                     Page 9 of 11
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
                            MARCH 31, 2000
                              (Continued)
                              (Unaudited)

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

NOTE 3:   COMMITMENTS AND CONTINGENCIES

          The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         2000      $ 60,333
                         2001        62,000
                         2002         5,167
                         Total     $127,500

          In addition to annual base rental payments, the company must pay an annual escalation for real estate taxes.

          Rental expense under this lease for the nine months ended March 31, 2000 and 1999 was $43,231 and $58,784, respectively.

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



                                                    Page 10 of 11
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
                            MARCH 31, 2000
                              (Continued)
                              (Unaudited)

                                                 March 31,
                                              2000       1999

         Current tax expense (benefit):
           Income tax at statutory rates    $    75   $    352

         Deferred tax expense (benefit):
           Operating loss carryforward          -0-    (10,726)

         Total Tax Expense (Benefit)        $    75   $(10,374)

         The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                            March 31  June 30
                                              2000      1999
           Deferred tax asset:
             Operating loss carryback       $100,795  $28,658
             Valuation allowance            (100,795) (28,658)
             Net deferred tax asset         $    -0-  $   -0-

           Deferred tax liability:
             Depreciation                   $ 2,276   $ 2,276

         The Company has fully reserved the deferred tax asset due to substantial losses and a lack of operating profitability.

NOTE 5:  POSTRETIREMENT EMPLOYEE BENEFITS

         The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 6:  INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the Company for the period July 1, 1999 to March 31, 2000 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.












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

     Lite King's main customer base are manufacturers of Christmas, Easter and Halloween products. Management considers its principal business to be seasonal in nature with sales usually at its lowest point during the quarter ended March 31st, with sales rising steadily during the June, September quarters and declining in the December quarter. The Registrant is experiencing lower gross profit margins because of the introduction of some new components used on some products, mandated by Underwriters Laboratories Inc., and added competition from firms with manufacturing facilities in China. For the nine months ended March 31, 2000, Lite King's three largest customers accounted for about 80% of its total sales. (The largest of the three accounted for 59%, the second for 11% and the third for 10%.)

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

     For the first six months of calendar year 2000 the Registrant will continue to manufacture some product for its customers. It is presently in discussion with a number of companies regarding their purchase of the Registrant's inventory and equipment. At this time, no assurance can be given that the firm will be able to sell all of its equipment and inventory as a package to one customer. If the Registrant can't sell all of its inventory and equipment to one customer and is forced to sell off these assets individually, the Registrant may not be able to recoup all of its cost in these assets and may suffer a loss on their sale. During the quarter ended March 31, 2000, the Registrant has written down its inventory by $50,000 to the estimated net realizable value.

     The cash and cash equivalents balances of the Company as of March 31, 2000 and June 30, 1999 were $836,193 and $604,463, respectively.
The increase in cash and cash equivalents was principally the result of lower inventory levels for the quarter ended March 31, 2000. The Company expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

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



                   By:  Arthur Seidenfeld
                            President
                     Dated:    May 11, 2000