Form 10KSB
period 2000-06-30
LITE KING CORP
filed 2000-09-28
CIK 1074267

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (Fee Required)

For the Fiscal Year Ended June 30, 2000
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

As of September 13, 2000, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at September 13, 2000 was 2,484,620

                              10Q-1

                             PART 1

Item 1.  Description of Business

     Lite King Corp. ("The Registrant") was incorporated in New
York on January 4, 1990 and is currently engaged in the manufacture and assembly of wiring devices.

     From February 1990 to March 31, 1999, the Registrant operated as a wholly owned subsidiary of Daine Industries, Inc. ("Daine"). The Board of Directors of Daine had determined to spin-off Lite King Corp.'s shares of common stock to its shareholders on a pro rata basis. Daine owned all of the 2,484,620 outstanding shares of the Registrant which were distributed in May 1999 to its shareholders as of November 30, 1998. Shares were distributed in May 1999 to shareholders of record on November 30, 1998.

     Management of Daine and the Registrant believed the two companies as separate entities may create additional value for the shareholders. There is no assurance of any trading market developing. It should be noted that even though Daine is a public company it has not traded in the past two years. Management will attempt to use Daine as a "shell" vehicle to acquire an operating business.

     On February 26, 1990 Daine (through the Registrant) acquired substantially all of the assets (with the exception of the cash) and the business of Lite King Corporation, a manufacturer and assembler of wiring devices, cord sets and sockets. The assets acquired had a total cost of $738,079, consisting of machinery and equipment, inventory, accounts receivable, a non compete clause entered into with Lite King Corporation's former president and principal shareholder and a rent deposit. The purchase price ($663,079 in cash and a $75,000 five year note payable in quarterly installments with interest of 12%) was arrived at by arms length negotiations and Daine obtained the funds for the purchase from its own internal sources. There was no material relationship between Daine and Lite King Corporation or any of its officers or directors prior to this transaction. The Registrant had entered into a six month consulting agreement with Lite King Corporation's former president and owner Mr. Jerold Kolton. For the consulting services rendered the Registrant paid Mr. Kolton the sum of $36,000 plus expenses of $9,000 for a total of $45,000.

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

     Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $58,000 plus tax escalations. The lease is scheduled to expire on April 30, 2002. At June 30, 2000, there were three employees in non manufacturing activities and one engaged in manufacturing activities. For the year ended June 30, 2000, three customers accounted for 56%, 11%, and 10%, respectively of total revenues. For the fiscal year ended June 30, 1999 three customers accounted for 62%, 15% and 6% respectively of total revenues. The loss of any one of these customers would have a material adverse effect on the Registrant's future operations. No other customer accounted for 10% or more of revenues for the 2000 and 1999 fiscal years.

     Management of the Registrant has recently concluded that it will continue to experience declining profit margins in its major core business: seasonal holiday light sets. The declining margins are due to large disparities in labor rates experienced by the Registrant as compared with labor rates existing in Far Eastern markets. Prices offered by Far Eastern competitors continue to decline and the Registrant cannot compete effectively with these competitors.

     The Registrant also operates its production operations utilizing a union representing manufacturing employees and the disparity between labor rates experienced in the northeastern part of the U.S. and those experienced by competitors in Mainland China and Mexico continues to grow. To management's knowledge, there has been no other U.S. manufacturer (competitor) of decorative seasonal lighting products for the past few years with several domestic competitors acting in the role of "wholesalers" bringing in finished product from Mexico and Mainland China. These imports of product has resulted in continuing lower selling prices offered to the Registrant's customers with the Registrant continuing to lower its prices to compete.

     Being the only U.S. manufacturer also placed the Registrant under more product review by Underwriter's Laboratories Inc (U.L.) and the Canadian Standards Association (C.S.A.) since both testing companies had fewer U.S. competitive manufacturers to visit. The Registrant found scrutiny of Mainland Chinese competitors to be less than those it has experienced with more competitive, defective and inferior products being shipped to the U.S. This has resulted in more consumer complaints and accidents from inferior products made offshore.

     The result has been the imposition of more and more regulations and costly changes being placed by U.L. on the Registrant to the point that it has become unprofitable and expensive to manufacture products in the U.S. U.L.'s changes has also changed the components and raw materials needed by the Registrant. Management has found that there are no domestic buyers for much of its existing raw materials, inventory and equipment since a good deal of production activities has moved outside the U.S. to lower labor markets in Mexico, Dominican Republic, Mainland China, Malaysia and other countries.

     The Registrant has concluded that its best strategy for the future would be to close down its production activities, sell off its business assets (inventory, equipment, customer accounts, and U.L. and C.S.A. product files) and position itself in an unrelated business activity. Such alternative activities may take the form of making the Registrant available as a reverse merger candidate (public shell company) or entering the venture capital/financial consulting field whre it can offer the president's experience (he has completed two reverse mergers in 1998 and 1999 and has been engaged in financial consulting activities since 1983 through an affiliated company, Modern Technology Corp).

     Management anticipates that once production and business activities in the electrical cord field is completed and terminated (estimated date: fourth quarter of calendar 2000) it will actively seek out companies for either potential merger or for involvement through providing equity capital and managerial assistance. Management intends to focus its efforts on companies in the fields of information technology, telecommunications and medical instrumentation with special emphasis on internet software/hardware, wireless communications, fiberoptics and semiconductors.

     For the year ended June 30, 2000, the Registrant continued to manufacture some product for its customers. It has been in discussion with a number of companies regarding their purchase of the Registrant's inventory and equipment. However as mentioned earlier, management has found a small number of domestic manufacturers willing to purchase the Registrant's raw materials and equipment. Management is currently in the process of closing down its production facilities with a targeted closing date of November 2000. All remaining assets and equipment are being liquidated, with some equipment being placed with dealers for sale on a "consignment" and auction basis.

     As a subsequent event to the year ended June 30, 2000, management has been unable to locate any company willing to buy its inventory and equipment (including customer accounts, U.L./C.S.A. files) as a package and the Registrant has been forced to sell off most of its inventory and equipment individually. This has resulted in the Registrant being forced to record a one time writedown of most of the cost of its remaining inventory and equipment. The Registrant has been unable to recoup most of its cost in these assets and it has suffered a loss on their sale.
(See Management's Discussion and Analysis or Plan of Operation.)

Item 2.  Description of Property

     As of June 30, 2000, the Registrant owned no property. Lite King's facilities consist of 16,000 square feet of office and factory space pursuant to a five year lease scheduled to expire on April 30, 2002. Annual lease payments during the first two years ending on April 30, 1999 amounted to $58,000 plus tax escalations. During the third year the rental amounts to $60,000 plus tax escalations and during the fourth and fifth year of the lease ending April 30, 2002, the annual lease payment amounts to $62,000 plus tax escalations.

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

                                        High Bid       Low Bid

Quarter ended September 30, 1998          *              *
Quarter ended December 31, 1998           *              *
Quarter ended March 31, 1999              *              *
Quarter ended June 30, 1999               *              *
Quarter ended September 30, 1999          *              *
Quarter ended December 31, 1999           *              *
Quarter ended March 31, 2000              *              *
Quarter ended June 30, 2000               *              *

*there were no pink sheet market makers for the Registrant's common stock; no price information was available.

     On September 13, 2000, there was no market for the shares of the Registrant.
     Number of shareholders of record on September 13, 2000 was 693.

     Dividends - The Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development and expansion of the Registrant's business and that no dividends on the common stock will be declared in the foreseeable future.

Item 6.   Management's Discussion And Analysis or Plan of Operation

     During the fourth quarter of calendar year 1999, the Registrant made a decision to begin a process to terminate its electrical wiring assembly business due to the intense competition from low labor markets in China and Mexico and the resulting decreasing profit margins (See Item 1: Description of Business for a more detailed discussion). The Registrant completed shipments to its decorative lighting customers during October-November 1999. During the remainder of 1999 and the nine months of calendar year 2000, the Company continued to produce and ship product to some of its customers as a way of utilizing its inventory.

     For the year ended June 30, 2000, the Registrant generated sales of $555,027. 78% of this figure reflects sales from July 1999-October 1999 (the first four months of the fiscal year). At the beginning of November 1999, the Registrant terminated almost all of its production staff and notified its decorative lighting customers (who represent most of the Registrant's sales) that it would no longer produce cordsets and would only offer product from its current inventory. For the remaining eight months of the fiscal year ended June 30, 2000, the Registrant generated approximately $122,105 in revenues. Sales for the year ended June 30, 1999 amounted to $1,590,235 which reflects a full year's marketing and production effort.

     Despite efforts to locate a buyer for the Registrant's customer accounts and remaining inventory and equipment, management decided to writedown its inventory and equipment by approximately $230,000 during the fiscal year ended June 30, 2000, taking a charge against earnings to reflect management's estimate of net realizable value of its inventory (writedown of inventory was $200,000, equipment was $30,000).

     For the year ended June 30, 2000, cost of goods sold amounted to $652,607 (as compared with $1,232,575 for the year ended June 30, 1999). The Registrant purchases for the fiscal year ended June 30, 2000 amounted to only $44,434 as compared with $986,707 for the June 30, 1999 fiscal year. This reflects nominal purchases of merchandise to complete orders to customers. The Registrant used existing inventory materials to process customer orders during the current fiscal year.

     Direct labor was $95,248 for the June 30, 2000 fiscal year as compared with $213,599 for the year ended June 30, 1999. This decrease is explained by the fact that almost all of the Registrant's production staff was terminated in October-November 1999 (4-5 months production for the fiscal year) and only several members of its production staff was retained for two additional months and one member was retained for the remainder of the fiscal year.

     The ending inventory of $50,000 at June 30, 2000 reflects a writedown of $200,000 in inventory during the last six months of fiscal year June 2000 and the utilization of approximately $450,000 of inventory from its beginning inventory at July 1, 1999. Without the writedown of $200,000 in inventory during the fiscal year ended June 30, 2000, the Registrant would have generated a gross margin of approximately $100,000. However with the $200,000 writedown, the Registrant generated a gross loss from operations of $97,580 as compared with a gross margin of $357,660 for the year ended June 30, 1999.

     For the year ended June 30, 2000 the Registrant's general and administrative expenses amounted to $300,487, or approximately $115,000 less than the $415,551 generated during the year ended June 30, 1999. This decline of $115,000 can be attributed to a decline in officers salaries of $45,680, a decline in insurance expense of approximately $22,000, a decline in payroll taxes of approximately $17,000, decline in real estate expense and taxes of approximately $15,000, a decline in advertising expense of approximately $4,000, a decline in maintenance expense of approximately $4,000, a decline in office expense of approximately $3,500, a decline in travel expense of approximately $1,000 and a decline in legal and accounting expense of approximately $2,500.

     The Registrant generated a net loss for the year ended June 30, 2000 of $434,227 which increased by $366,896 from a $67,331 loss for the year ended June 30, 1999. The increased loss can be attributed to a $230,000 one time writedown (expense) in ending inventory and equipment to reflect the Registrant's plans to terminate its electrical wiring assembly business (see Item 1 Description of Business), and the effect of operational overhead as reflected in general and administrative expenses and the decline in sales from the termination of production activities during the first half of the fiscal year ended June 30, 2000.

     The Registrant has financed its activities primarily from operating activities. For fiscal year 2000 and 1999 cash flows from investing activities have not been material. During fiscal years 1998, 1999 and 2000, cash flows from financing activities have been immaterial.

     As of June 30, 2000, the Registrant had total assets of $915,479 as compared with total assets of $1,698,825 at June 30, 1999. The decline in assets of $783,346 can be attributed to a decline in accounts receivable of $397,462, a decline in inventory of $512,925, a decline in prepaid expenses of $16,245, a decline in fixed assets of $63,824 offset by an increase in cash and cash equivalents of $207,110.

     As of June 30, 2000, total liabilities declined by $349,119 reflected by a $349,119 drop in current liabilities. Shareholders' equity decreased by $434,227 which reflects the loss for the fiscal year ended June 30, 2000. The current ratio (current assets to current liabilities) at June 30, 2000 was approximately 36.5:1.

     Management anticipates that once production and business activities in the electrical cord field is completed and terminated at the end of calendar yaar 2000, it will actively seek out companies for either potential merger or for involvement through providing equity capital and managerial assistance, although no assurance can be given that the Registrant will be successful with these plans in the near future (See "Description of Business" Item 1.).

Item 7.   Financial Statements

     a)   Financial Statements and Financial Statement Schedules.

          Balance Sheets - June 30, 2000 and 1999
          Statement of Shareholders' Equity for the period July 1, 1998 to June 30, 2000
          Statement of Operations for the years ended June 30, 2000
          and 1999
          Statement of Cash Flows for the years ended June 30, 2000
          and 1999
          Notes to the Financial Statements for the years ended June 30, 2000 and 1999

     b)   Schedules

          Other schedules not submitted are omitted, because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

Item 8.   Changes In and Disagreements with Accountants in
          Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.   Directors and Executive Officers

     The executive officers and directors of the Registrant are as follows:

Arthur Seidenfeld        49        President and Director
Anne Seidenfeld          87        Treasurer,Secretary
                                   and Director
Gerald Kaufman           59        Director

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

Item 10.  Executive Compensation

     For the year ended June 30, 2000, Arthur Seidenfeld, President and a Director of the Company received a salary of $63,000. Anne
Seidenfeld, Treasurer and a Director of the Company, received a salary of $11,370 for the year ended June 30, 2000.

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


                         LITE KING CORP.


                          BY Arthur Seidenfeld
                            President
                   Dated:  September 13, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicted.

     Name                Title                    Date



Arthur Seidenfeld        President and Director
                         Principal Executive
                         Officer and Principal
                         Financial Officer        Sept. 13, 2000



Anne Seidenfeld          Treasurer, Secretary
                         and Director             Sept. 13, 2000



Gerald Kaufman           Director                 Sept. 13, 2000



















                         LITE KING CORP.

                      FINANCIAL STATEMENTS

                     JUNE 30, 2000 AND 1999






















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










        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Shareholders
LITE KING CORP.
Brooklyn, NY


We have audited the accompanying balance sheets of LITE KING CORP. as of June 30, 2000 and 1999 and the related statements of operations, statements of shareholders' equity and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LITE KING CORP. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
July 26, 2000







                                                    Page 1 of 10

                            LITE KING CORP.
                            BALANCE SHEETS



                              A S S E T S


                                                     June 30,
                                                2000         1999


CURRENT ASSETS
  Cash and Cash Equivalents                  $ 811,573    $  604,463
  Accounts Receivable                           12,716       410,178
  Inventory                                     50,000       562,925
  Prepaid Expenses                               5,090        21,335
  Total Current Assets                         879,379     1,598,901

FIXED ASSETS
  Machinery and Equipment                      364,011       363,113
  Leasehold Improvements                         9,787         9,787
  Less:  Accumulated Depreciation
    and Amortization                          (343,798)     (279,076)
                                                30,000        93,824

OTHER ASSETS
  Deposits                                       6,100         6,100


TOTAL ASSETS                                 $ 915,479    $1,698,825





















See accompanying summary of accounting policies and notes to the financial statements.


                                                          Page 2 of 10
                            LITE KING CORP.
                            BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                                     June 30,
                                                2000         1999


CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses      $   24,058   $  373,177
  Total Current Liabilities                      24,058      373,177

OTHER LIABILITIES
  Deferred Income Tax Liability                   2,276        2,276

TOTAL LIABILITIES                                26,334      375,453

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock ($.001 Par Value
   50,000,000 shares authorized,
   2,484,620 shares issued and
   outstanding                                    5,400        5,400
  Paid-In Capital                             1,139,880    1,139,880
  Retained Earnings (deficit)                  (256,135)     178,092

TOTAL SHAREHOLDERS' EQUITY                      889,145    1,323,372


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $  915,479   $1,698,825

















See accompanying summary of accounting policies and notes to the financial statements.


                                                       Page 3 of 10
                              LITE KING CORP.
                    STATEMENTS OF SHAREHOLDERS' EQUITY
               For The Period July 1, 1998 to June 30, 2000



                                                                  Total
                  Number      $.001                 Retained     Share-
                    of         Par        Paid-In   Earnings    holders'
                  Shares      Value       Capital   (deficit)    Equity


BALANCES AT
JULY 1, 1998     2,484,620   $5,400     $1,139,880  $ 245,423  $1,390,703

Net Income
(Loss) for the
Year Ended
June 30, 1999                                         (67,331)    (67,331)

BALANCES AT
JUNE 30, 1999    2,484,620    5,400      1,139,880    178,092   1,323,372

Net Income
(Loss) for the
Year Ended
June 30, 2000                                        (434,227)   (434,227)


BALANCES AT
JUNE 30, 2000    2,484,620   $5,400     $1,139,880  $(256,135) $  889,145






















See accompanying summary of accounting policies and notes to the financial statements.


                                                               Page 4 of 10
                              LITE KING CORP.
                         STATEMENTS OF OPERATIONS



                                                    For The Years Ended
                                                          June 30,
                                                     2000         1999


REVENUES
  Sales - Net                                     $ 555,027    $1,590,235

COST OF GOODS SOLD
  Beginning Inventory                               562,925       595,194
  Purchase and Freight                               44,434       986,707
  Direct Labor                                       95,248       213,599
                                                    702,607     1,795,500

  Less:  Inventory - End of Period                   50,000       562,925
                                                    652,607     1,232,575

  GROSS MARGIN (Loss)                               (97,580)      357,660

  Interest Income                                    28,637        21,246

  General and Administrative
    Expenses                                       (300,487)     (415,551)

  Depreciation and Amortization Expense             (64,722)      (35,861)

INCOME (LOSS) BEFORE INCOME TAXES                  (434,152)      (72,506)

  Income Tax Expense (Benefit)                           75        (5,175)


NET INCOME (LOSS)                                 $(434,227)   $  (67,331)


Earnings (Loss) Per Share                           $(.17)       $(.03)


Weighted Average Number of Shares
  of Common Stock Outstanding                     2,484,620    2,484,620












See accompanying summary of accounting policies and notes to the financial statements.


                                                            Page 5 of 10
                              LITE KING CORP.
                         STATEMENTS OF CASH FLOWS

                                                     For The Years Ended
                                                           June 30,
                                                      2000        1999


CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                 $(434,227)  $(67,331)
  Adjustment to Reconcile Net Income
    to Net Cash Provided By (Used In)
    Operating Activities:
      Depreciation and Amortization
        Expense                                        64,722     35,861
      Change in Assets and Liabilities:
        Decrease (Increase) in Accounts
          Receivable                                  397,462    (17,391)
        Decrease (Increase) in Inventory              512,925     32,269
        Decrease (Increase) in Prepaid
          Expenses                                     16,245     (7,987)
        Decrease (Increase) in Deferred
          Taxes - Current                                 -0-        284
        Increase (Decrease) in Accounts
          Payable and Accrued Expenses               (349,119)    49,353
        Increase (Decrease) in Deferred
          Income Tax Liability                            -0-     (6,147)
  Net Cash Provided By (Used In)
      Operating Activities                            208,008     18,911

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                   (898)       -0-
  Net Cash Provided By (Used In)
    Investing Activities                                 (898)       -0-

Net Increase (Decrease) in Cash and
  Cash Equivalents                                    207,110     18,911

Cash and Cash Equivalents at
  Beginning of Period                                 604,463    585,552

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                       $ 811,573   $604,463

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
      Interest                                      $    -0-    $    -0-
      Income Taxes                                  $    556    $  1,282









See accompanying summary of accounting policies and notes to the financial statements.

                                                            Page 6 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS

         Lite King Corp. (LKC) is a New York corporation. LKC's principal business is the manufacture and assembly of electrical wiring devices, cord sets and sockets. LKC's customers consist of manufacturers of lamps, chandeliers, Christmas and Halloween illuminated decorations, novelties, point of purchase displays, signs, and other electrical specialties. The customers are located throughout North America. See Note 6 (Subsequent Event).

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

         INVENTORY

         Inventories are stated at the lower of cost or market for June 30, 1999 and prior years. Cost is determined by the first-in, first-out method.
         Inventories consist of:
                                         6/30/00    6/30/99
               Raw Materials            $50,000    $506,633
               Work-in-Process              -0-      56,292
               Finished Goods               -0-         -0-
                                        $50,000    $562,925

          During the year ended June 30, 2000 the Company wrote down its inventory to its estimated net realizable value of $50,000 and recorded a charge of $200,000 in Cost of Goods Sold. Management has decided to pursue other business ventures and has decided to liquidate its inventory at a substantial discount from cost in an effort to expedite the sale of the remaining inventory.

          ADVERTISING

          Advertising costs are expensed as incurred.

          Advertising expense for the years ended June 30, 2000 and 1999 was $475 and $4,089, respectively.
                                                    Page 7 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                              (Continued)

          CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the years ended June 30, 2000 and 1999, three customers accounted for approximately 56%, 11%, 10% and 62%, 15%, 6%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

          PROPERTY AND EQUIPMENT

          Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

          Depreciation is calculated using the straight line method over the asset's estimated useful life, which generally approximates 10 years.

          In accordance with SPAS 121, during the year ended June 30, 2000 the Company wrote down its equipment by approximately $30,000. This write down was included in depreciation in 2000. Estimated salvage values were used and are based on estimated net proceeds upon the sale of certain assets.

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




                                                     Page 8 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                              (Continued)

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

NOTE 3:   COMMITMENTS AND CONTINGENCIES

          The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         2001      $ 62,000
                         2002        51,667
                         Total     $113,667

          In addition to annual base rental payments, the company must pay an annual escalation for real estate taxes.

          Rental expense under this lease for the years ended June 30, 2000 and 1999 was $67,000 and $59,000, respectively.

NOTE 4:  INCOME TAXES

         Income taxes are accrued at the statutory U.S. and state income tax rates.

         Income tax expense is principally due to state and local income taxes based upon capital. Deferred tax liabilities relate to depreciation timing differences and operating loss carrybacks. During the year ended June 30, 2000 the Company incurred a tax net operating loss of approximately $400,000 which is allowed to be carried forward for 20 years.





                                                    Page 9 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                              (Continued)


                                                 June 30,
                                               2000     1999

         Current tax expense (benefit):
           Income tax at statutory rates    $     75  $   972

         Deferred tax expense (benefit):
           Depreciation                          -0-   (6,147)
           Operating loss carryback              -0-      -0-
                                                 -0-   (6,147)

         Total Tax Expense (Benefit)        $     75  $(5,175)

         The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                                 June 30,
                                              2000     1999
           Deferred tax asset:
             Operating loss carryback       $228,658  $28,658
             Valuation allowance
               Net deferred tax asset       (228,658) (28,658)
                                            $    -0-  $   -0-
           Deferred tax liability:
             Depreciation                   $  2,276  $ 2,276

         The Company has fully reserved the June 30, 2000 deferred tax asset due to substantial losses and a lack of current operating profitability for the foreseeable future.

NOTE 5:  POSTRETIREMENT EMPLOYEE BENEFITS

         The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 6:  SUBSEQUENT EVENT

         Management has decided to pursue other business ventures and has decided to terminate the electrical wiring assembly business. Therefore, management has written down its inventory and fixed assets to their estimated net realizable value at June 30, 2000.