Form 10QSB
period 2000-09-30
LITE KING CORP
filed 2000-11-14
CIK 1074267

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 2000 or

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

          P.O. Box 940007, Belle Harbor, New York 11694

(Address of Principal Executive Office)           (Zip Code)

                          (718)318-0994

       (Registrant's Telephone Number, Including Area Code)

          240 Clarkson Avenue, Brooklyn, New York 11226

                  (Registrant's Former Address)

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

                              10Q-1

















                         LITE KING CORP.

                       FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2000






















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










                        ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
LITE KING CORP.
Belle Harbor, New York

We have reviewed the accompanying balance sheet of LITE KING CORP. as of September 30, 2000 and the related statements of operations, shareholders' equity and cash flows for the three month periods ended September 30, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of LITE KING CORP.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 2000, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated July 26, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



GREENBERG & COMPANY LLC

Springfield, New Jersey
November 1, 2000





    Page 1 of 10

                            LITE KING CORP.
                            BALANCE SHEETS


                              A S S E T S


                                            Sept. 30,     June 30,
                                               2000         2000
                                            (Unaudited)


CURRENT ASSETS
    Cash and Cash Equivalents               $ 789,865    $ 811,573
    Accounts Receivable                         1,696       12,716
    Inventory                                  10,000       50,000
    Prepaid Expenses                            5,090        5,090
    Total Current Assets                      806,651      879,379

FIXED ASSETS, At Cost
    Machinery and Equipment                   354,446      364,011
    Leasehold Improvements                      9,787        9,787
    Less:  Accumulated Depreciation
      and Amortization                       (357,733)    (343,798)
                                                6,500       30,000

OTHER ASSETS
    Deposits                                    6,100        6,100


TOTAL ASSETS                                $ 819,251    $ 915,479






















See Accountants' Review Report and accompanying notes to the financial statements.


                                                         Page 2 of 10
                            LITE KING CORP.
                            BALANCE SHEETS


  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                            Sept. 30,     June 30,
                                               2000         2000
                                            (Unaudited)


CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses   $    9,908   $   24,058
    Total Current Liabilities                    9,908       24,058

OTHER LIABILITIES
  Deferred Income Tax Liability                  2,276        2,276

TOTAL LIABILITIES                               12,184       26,334

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common Stock ($.001 Par Value
     50,000,000 shares authorized,
     2,484,620 shares issued and
     outstanding                                 5,400        5,400
    Paid-In Capital                          1,139,880    1,139,880
    Retained Earnings (Deficit)               (338,213)    (256,135)

TOTAL SHAREHOLDERS' EQUITY                     807,067      889,145


TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                    $  819,251   $  915,479

















See Accountants' Review Report and accompanying notes to the financial statements.


                                                      Page 3 of 10
                              LITE KING CORP.
                    STATEMENTS OF SHAREHOLDERS' EQUITY
             For The Period July 1, 1999 to September 30, 2000



                                                                 Total
                 Number      $.001                 Retained     Share-
                   of         Par        Paid-In   Earnings    holders'
                 Shares      Value       Capital   (Deficit)    Equity



BALANCES AT
JULY 1, 1999    2,484,620   $5,400     $1,139,880  $ 178,092  $1,323,372

Net Income (Loss)
for the
year ended
June 30, 2000                                       (434,227)   (434,227)


BALANCES AT
JUNE 30, 2000   2,484,620    5,400      1,139,880   (256,135)    889,145

Net Income (Loss)
for the three
months ended
Sept. 30, 2000
(Unaudited)                                          (82,078)    (82,078)


BALANCES AT
SEPT. 30, 2000
(Unaudited)     2,484,620   $5,400     $1,139,880  $(338,213) $  807,067


















See Accountants' Review Report and accompanying notes to the financial statements.


                                                              Page 4 of 10
                              LITE KING CORP.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                               For The Three Months Ended
                                                      September 30,
                                                   2000          1999


REVENUES
 Sales - Net                                     $ 15,956     $343,080

COST OF GOODS SOLD
 Beginning Inventory                               50,000      562,926
 Purchase and Freight                                  26       37,680
 Direct Labor                                       6,590       42,965
                                                   56,616      643,571

 Less:  Inventory - End of Period                  10,000      402,926
                                                   46,616      240,645

 GROSS MARGIN (LOSS)                              (30,660)     102,435

 Interest Income                                    9,509        4,036

 General and Administrative
   Expenses                                       (46,700)     (77,013)

 Depreciation and Amortization Expense            (13,935)      (8,000)

INCOME (LOSS) BEFORE INCOME TAXES                 (81,786)      21,458

 Income Tax Expense                                   292          832


NET INCOME (LOSS)                                $(82,078)    $ 20,626


Basic and Diluted Earnings (Loss) Per Share         $(.03)       $ .01


Weighted Average Number of Shares
  of Common Stock Outstanding                    2,484,620    2,484,620












See Accountants' Review Report and accompanying notes to the financial statements.


                                                           Page 5 of 10
                              LITE KING CORP.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                For The Three Months Ended
                                                      September 30,
                                                     2000        1999


CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                 $(82,078)   $ 20,626
 Adjustment to Reconcile Net Income
   to Net Cash Provided By (Used In)
   Operating Activities:
     Depreciation and Amortization
       Expense                                       13,935       8,000
     Change in Assets and Liabilities:
       Decrease (Increase) in Accounts
         Receivable                                  11,020     (11,100)
       Decrease (Increase) in Inventory              40,000     159,999
       Decrease (Increase) in Prepaid
         Expenses                                       -0-      13,414
       Increase (Decrease) in Accounts
         Payable and Accrued Expenses               (14,150)    (91,497)
 Net Cash Provided By (Used In)
     Operating Activities                           (31,273)     99,442

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                                   -0-        (898)
 Proceeds from Sale of Equipment                      9,565         -0-
 Net Cash Provided By (Used In)
   Investing Activities                               9,565        (898)

Net Increase (Decrease) in Cash and
 Cash Equivalents                                   (21,708)     98,544

Cash and Cash Equivalents at
 Beginning of Period                                811,573     604,463

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $789,865    $703,007

Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Year for:
     Interest                                      $    -0-    $    -0-
     Income Taxes                                  $    292    $    832










See Accountants' Review Report and accompanying notes to the financial statements.


                                                           Page 6 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              (Unaudited)

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

      INVENTORY

      Inventories are stated at the lower of cost or market for June 30, 1999 and prior years. Cost is determined by the first-in, first-out method. Inventory is stated at estimated net realizable value at September 30, 2000 and June 30, 2000.

      Inventories principally consist of raw materials.

      During the three months ended September 30, 2000 the Company sold $15,000 of its inventory and wrote down its inventory to its estimated net realizable value of $10,000 and recorded a charge of $25,000 in Cost of Goods Sold. Management has decided to pursue other business ventures and has decided to liquidate its inventory at a substantial discount from cost in an effort to expedite the sale of the remaining inventory.

      CONCENTRATION OF CREDIT RISK

      The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and short-term investment.


See Accountants' Review Report.
                                               Page 7 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              (Unaudited)
                              (Continued)

         The Company maintains its cash and cash equivalents accounts primarily with banks. The total cash balances are insured by F.D.I.C. up to $100,000 per bank. The Company had cash and cash equivalents balances on deposit with three institutions at September 30, 2000 that exceeded the balance insured by the F.D.I.C. in the amount of $686,265.

         PROPERTY AND EQUIPMENT

         Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

         Depreciation is calculated using the straight line method over the asset's estimated useful life, which generally approximates 10 years.

         In accordance with SFAS 121, during the three months ended September 30, 2000 the Company wrote down its equipment by approximately $13,900. This write down was included in depreciation in 2000. Estimated salvage values were used and are based on estimated net proceeds upon the sale of certain assets.

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






See Accountants' Review Report.
                                                    Page 8 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              (Unaudited)
                              (Continued)

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

NOTE 3:  COMMITMENTS AND CONTINGENCIES

         The company was in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                        2001      $26,433

         Rental expense under this lease for the three months ended September 30, 2000 and 1999 was $14,500 and $14,500, respectively. On October 30, 2000 the Company terminated this lease. (See subsequent event.)

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

                                              September 30,
                                              2000     1999

        Current tax expense (benefit):
          Income tax at statutory rates    $    292  $ 6,979

        Deferred tax expense (benefit):
          Operating loss carryforwards          -0-   (6,147)

        Total Tax Expense (Benefit)        $    292  $   832





See Accountants' Review Report
                                                      Page 9 of 10
                            LITE KING CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              (Unaudited)
                              (Continued)

        The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                           Sept. 30  June 30,
                                             2000      2000
          Deferred tax asset:
            Operating loss carryback       $259,465  $228,658
            Valuation allowance            (259,465) (228,658)
              Net deferred tax asset       $    -0-  $    -0-
          Deferred tax liability:
            Depreciation                   $  2,276  $  2,276

        The Company has fully reserved the September 30, 2000 and the June 30, 2000 deferred tax asset due to substantial losses and a lack of current operating profitability for the foreseeable future.

NOTE 5: POSTRETIREMENT EMPLOYEE BENEFITS

        The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 6: INTERIM FINANCIAL REPORTING

        The unaudited financial statements of the Company for the period July 1, 2000 through September 30, 2000 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

NOTE 7: SUBSEQUENT EVENTS

        Management has decided to pursue other business ventures and has decided to terminate the electrical wiring assembly business. Therefore, management has written down its inventory and fixed assets to their estimated net realizable value at June 30, 2000 and September 30, 2000

        On October 30, 2000, the Company terminated its lease for the office and factory space.










See Accountants' Review Report.
                                                     Page 10 of 10
                     PART 1  Financial Information

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

        The Registrant and its predecessors have been in operation for over twenty five years and its customers were in the Christmas, Halloween, lamp, lighting, point of purchase display and ceramic products field. Lite King's electrical wiring devices, consisted of wiring harnesses, "pigtails", power supply cords and the sale of bulbs. Wiring harnesses consist of wire, one or more sockets on a line with a polarized plug and with or without a plug and a switch (which is optional). "Pigtails" consisted of a socket and wire. Power supply cords consists of a plug, wire and a switch (which is optional). The Registrant's customers consisted of manufacturers of lamps, chandeliers, Christmas and Halloween illuminated decorations, novelties, point of purchase displays, signs, religious illuminated items, illuminated ceramic products and electrical specialties. The Registrant's "pigtails" were primarily sold to lamp and chandelier manufacturers while wiring devices and power supply cords were sold primarily to the Registrant's other customers.

        The Registrant obtained its raw materials from a number of different suppliers and believed that it was not dependent upon any source of supply. It faced competition from a number of domestic and international wiring device manufacturers, several of whom were considerably larger than the Registrant. Competition is believed to be intense and while the Registrant believed it was able to finance future growth internally, management believed that a number of the Registrant's competitors were materially stronger financially along with having production facilities located domestically and overseas, taking advantage of lower rates offshore.

        Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $58,000 plus tax escalations. The lease is scheduled to expire on April 30, 2002. At September 30, 2000, there were three employees in non manufacturing activities and one engaged in manufacturing activities.

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

        Management anticipates that once production and business activities in the electrical cord field are terminated (production stopped in October 2000) it will actively seek out companies for either potential merger or for involvement through providing equity capital and managerial assistance. Management intends to focus its efforts on companies in the fields of information technology, telecommunications and medical instrumentation with special emphasis on internet software/hardware, wireless communications, fiberoptics and semiconductors.

        For the quarter ended September 30, 2000, the Registrant continued to manufacture some product for its customers. It has been in discussion with a number of companies regarding their purchase of the Registrant's inventory and equipment. However as mentioned earlier, management has found a small number of domestic manufacturers willing to purchase the Registrant's raw materials and equipment. Management has closed down its production facilities during October 2000. All remaining assets and equipment has been liquidated, with some equipment being placed with a dealer for sale on a "consignment" and auction basis.

        As a subsequent event to the quarter ended September 30, 2000, management has been unable to locate any company willing to buy its inventory and equipment (including customer accounts, U.L./C.S.A. files) as a package and the Registrant has been forced to sell off most of its inventory and equipment individually. This has resulted in the Registrant being forced to record a one time writedown of most of the cost of its remaining inventory and equipment. The Registrant has been unable to recoup most of its cost in these assets and it has suffered a loss on their sale.

        For the quarter ended September 30, 2000, the Registrant has written down its inventory to $10,000 which reflects the amount of inventory sold during October 2000 as scrap copper. This write down amounts to a $40,000 reduction in inventory and accounts for about 50% of the net loss which occurred during the quarter ended September 30, 2000.

        The Registrant has terminated all operations related to its electrical products business during October 2000 and has closed down its production facilities on October 27, 2000 leaving the premises on that date. It also concluded an agreement with the owner of the facilities ("landlord") it has been leasing, to terminate its lease effective October 31, 2000. The agreement called for the Registrant paying rent through December 31, 2000 and forfeiting its security deposit and interest held by the landlord and paying real estate and water taxes related to the facilities rented through October 31, 2000.

        Management estimated that this payment to the landlord of approximately $25,000 resulted in the Registrant saving 16 months of future rent payments and real estate and water taxes due (lease ended April 2002), or a savings of approximately $90,000. The Registrant has received a written release from the landlord for future rental payments, real estate and water taxes and of any further obligations and claims by the landlord.

        The cash and cash equivalents balances of the Company as of September 30, 2000 and June 30, 2000 were $789,865 and $811,573 respectively. This decrease of approximately $21,000 was due to a reduction in payables and accrued expenses (approximately $14,000) and payment of operating expenses. The Registrant expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

        The Registrant does not believe that the impact of inflation on its activities are significant.

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



                   By:  Arthur Seidenfeld
                             President
                     Dated:  November 6, 2000