Form 10QSB
period 2000-12-31
LITE KING CORP
filed 2001-02-14
CIK 1074267

SECURITIES AND EXCHANGE COMMISSION
		    Washington, D.C. 20549

			FORM 10-QSB
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 2000 or

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

			10Q-1




















		LITE KING CORP.

	     FINANCIAL STATEMENTS

	      DECEMBER 31, 2000
























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

We have reviewed the accompanying balance sheet of LITE KING CORP. as of December 31, 2000 and the related statements of operations, shareholders' equity and cash flows for the three month periods ended December 31, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of LITE KING CORP.

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



GREENBERG & COMPANY LLC

Springfield, New Jersey
February 5, 2001

			LITE KING CORP.
			BALANCE SHEETS


			A S S E T S


 				Dec. 31,	 June 30,
  				 2000   	   2000
				(Unaudited)


CURRENT ASSETS
Cash and Cash Equivalents	$750,728	$ 811,573
Accounts Receivable	     	     169	   12,716
Inventory	     		     -0-	   50,000
Prepaid Expenses	     	     -0-	    5,090
Total Current Assets	         750,897	  879,379

FIXED ASSETS, At Cost
Machinery and Equipment	             -0-	  364,011
Leasehold Improvements	             -0-	    9,787
Less:  Accumulated Depreciation
  and Amortization	             -0- 	 (343,798)
		                     -0-	   30,000

OTHER ASSETS
Deposits	                     -0-	    6,100


TOTAL ASSETS	                $750,897	$ 915,479






















See Accountants' Review Report and accompanying notes to the financial statements.

			LITE KING CORP.
			BALANCE SHEETS


	L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


 					Dec. 31,	 June 30,
   					2000   	         2000
					(Unaudited)


CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$    5,058	$   24,058
Total Current Liabilities	     	     5,058	    24,058

OTHER LIABILITIES
  Deferred Income Tax Liability	    	     2,276	     2,276

TOTAL LIABILITIES	                     7,334	    26,334

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock ($.001 Par Value
 50,000,000 shares authorized,
 2,484,620 shares issued and
 outstanding	     			     5,400	     5,400
Paid-In Capital	 			 1,139,880	 1,139,880
Retained Earnings (Deficit)	          (401,717)	  (256,135)

TOTAL SHAREHOLDERS' EQUITY	           743,563	   889,145


TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	                $  750,897	$  915,479

















See Accountants' Review Report and accompanying notes to the financial statements.

		LITE KING CORP.
	  STATEMENTS OF SHAREHOLDERS' EQUITY
   For The Period July 1, 1999 to December 31, 2000



   		Total
		Number	 	$.001			Retained	  Share-
  		  of	  	Par	  Paid-In	Earnings	 holders'
		Shares	 	Value	  Capital	(Deficit)	  Equity



BALANCES AT
JULY 1, 1999	2,484,620	$5,400	$1,139,880	$ 178,092	$1,323,372

Net Income (Loss)
for the
year ended
June 30, 2000	         	      	          	 (434,227)	  (434,227)


BALANCES AT
JUNE 30, 2000	2,484,620	 5,400	 1,139,880	 (256,135)	   889,145

Net Income (Loss)
for the six
months ended
Dec. 31, 2000
(Unaudited)	         	      	          	 (145,582)	  (145,582)


BALANCES AT
DEC. 31, 2000
(Unaudited)	2,484,620	$5,400	$1,139,880	$(401,717)	$  743,563


















See Accountants' Review Report and accompanying notes to the financial statements.

		LITE KING CORP.
	   STATEMENTS OF OPERATIONS
		(Unaudited)


                                              For The Three Months Ended
     						      December 31,
   						  2000  	  1999


REVENUES
Sales - Net					$  9,943	$160,999

COST OF GOODS SOLD
Beginning Inventory	  			  10,000	 402,926
Purchase and Freight	    			     -0-	   3,115
Direct Labor	   				   4,920	  38,933
 						  14,920	 444,974

Less:  Inventory - End of Period	    	     -0-	 302,926
  						  14,920	 142,048

GROSS MARGIN (LOSS)	  			  (4,977)	  18,951

Interest Income	  				   9,842	   7,840

General and Administrative
  Expenses	 				 (64,069)	 (89,467)

Depreciation and Amortization Expense	          (4,300)	  (8,000)

INCOME (LOSS) BEFORE INCOME TAXES	         (63,504)	 (70,676)

Income Tax Expense(Benefit)   			     -0-	    (735)


NET INCOME (LOSS)				$(63,504)	$(69,941)


Basic and Diluted Earnings (Loss) Per Share	   $(.03)	   $(.03)


Weighted Average Number of Shares
  of Common Stock Outstanding			2,484,620	2,484,620












See Accountants' Review Report and accompanying notes to the financial statements.

			LITE KING CORP.
		   STATEMENTS OF OPERATIONS
			  (Unaudited)


                                               For The Six Months Ended
     						      December 31,
 						  2000  	  1999


REVENUES
Sales - Net				       $  25,899	$504,079

COST OF GOODS SOLD
Beginning Inventory	  			  50,000	 562,926
Purchase and Freight	       			      26	  40,795
Direct Labor	   				  11,510	  81,898
   						  61,536	 685,619

Less:  Inventory - End of Period	      	     -0-	 302,926
   						  61,536	 382,693

GROSS MARGIN (LOSS)	  			 (35,637)	 121,386

Interest Income	   				  19,351	  11,876

General and Administrative
  Expenses	 				(110,769)	(166,480)

Depreciation and Amortization Expense	         (18,235)	 (16,000)

INCOME (LOSS) BEFORE INCOME TAXES	        (145,290)	 (49,218)

Income Tax Expense	                             292	      97


NET INCOME (LOSS)	                       $(145,582)	$(49,315)


Basic and Diluted Earnings (Loss) Per Share	   $(.06)	   $(.02)


Weighted Average Number of Shares
  of Common Stock Outstanding	                2,484,620	2,484,620












See Accountants' Review Report and accompanying notes to the financial statements.

			LITE KING CORP.
		   STATEMENTS OF CASH FLOWS
			 (Unaudited)

                                               For The Six Months Ended
		    				      December 31,
   						  2000  	  1999


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)			       $(145,582)	$(49,315)
Adjustment to Reconcile Net Income
  to Net Cash Provided By (Used In)
  Operating Activities:
Depreciation and Amortization
  Expense	   				  18,235	  16,000
Change in Assets and Liabilities:
Decrease (Increase) in Accounts
  Receivable	                                  12,547	 332,880
Decrease (Increase) in Inventory	          50,000	 259,999
Decrease (Increase) in Prepaid
  Expenses	                                   5,090	  10,568
Decrease (Increase) in Deposit	                   6,100	     -0-
Increase (Decrease) in Accounts
  Payable and Accrued Expenses	                 (19,000)	(269,156)
Net Cash Provided By (Used In)
Operating Activities	                         (72,610)	 300,976

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	                             -0-	    (898)
Proceeds from Sale of Equipment	                   11,765	     -0-
Net Cash Provided By (Used In)
  Investing Activities	                           11,765	    (898)

Net Increase (Decrease) in Cash and
Cash Equivalents	                          (60,845)	 300,078

Cash and Cash Equivalents at
Beginning of Period	                          811,573	 604,463

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	                                $ 750,728	$904,541

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
     Interest	                               $     -0-	$    -0-
     Income Taxes	                       $     292	$  6,300









See Accountants' Review Report and accompanying notes to the financial statements.

			LITE KING CORP.
	     NOTES TO THE FINANCIAL STATEMENTS
	FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
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

During the six months ended December 31, 2000 the Company sold $25,000 of its inventory and wrote down its inventory to its estimated net realizable value of $-0- and recorded a charge of $25,000 in Cost of Goods Sold. Management has decided to pursue other business ventures and has decided to liquidate its inventory at a substantial discount from cost in an effort to expedite the sale of the remaining inventory.

CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and short-term investment.


See Accountants' Review Report.
     					 Page 8 of 11


	                LITE KING CORP.
	      NOTES TO THE FINANCIAL STATEMENTS
	FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
	                (Unaudited)
	                (Continued)

The Company maintains its cash and cash equivalents accounts primarily with banks. The total cash balances are insured by F.D.I.C. up to $100,000 per bank. The Company had cash and cash equivalents balances on deposit with three institutions at December 31, 2000 that exceeded the balance insured by the F.D.I.C. in the amount of $684,672.

PROPERTY AND EQUIPMENT

Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

Depreciation is calculated using the straight line method over the asset's estimated useful life, which generally approximates 10 years.

In accordance with SFAS 121, during the three months ended December 31, 2000 the Company wrote down its equipment by approximately $18,200. This write down was included in depreciation in 2000. Estimated salvage values were used and are based on estimated net proceeds upon the sale of certain assets.

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






See Accountants' Review Report.
					Page 9 of 11


			LITE KING CORP.
		NOTES TO THE FINANCIAL STATEMENTS
	FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
			(Unaudited)
			(Continued)

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

   				 December 31,
   				2000 	  1999

Current tax expense (benefit):
Income tax at statutory rates	  $292	  $97

Deferred tax expense (benefit):
Operating loss carryforwards	  -0-	  -0-

Total Tax Expense (Benefit)	  $292	  $97


















See Accountants' Review Report
 					Page 10 of 11


			LITE KING CORP.
		NOTES TO THE FINANCIAL STATEMENTS
	FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
			(Unaudited)
			(Continued)

The tax effect of significant temporary differences, which
comprise the deferred tax assets and liabilities are as
follows:
 				 Dec. 31	June 30,
  				  2000  	  2000
  Deferred tax asset:
  Operating loss carryback	$284,391	$228,658
  Valuation allowance    	(284,391)	(228,658)
    Net deferred tax asset	$    -0-	$    -0-
Deferred tax liability:
  Depreciation			$  2,276	$  2,276

The Company has fully reserved the December 31, 2000 and the June 30, 2000 deferred tax asset due to substantial losses and a lack of current operating profitability for the foreseeable future.

NOTE 4:	POSTRETIREMENT EMPLOYEE BENEFITS

The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 5:	INTERIM FINANCIAL REPORTING

The unaudited financial statements of the Company for the period July 1, 2000 through December 31, 2000 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

NOTE 6:	SUBSEQUENT EVENTS

Management has decided to pursue other business ventures and has decided to terminate the electrical wiring assembly business. Therefore, management has written down its inventory and fixed assets to their estimated net realizable value at June 30, 2000 and December 31, 2000.













See Accountants' Review Report.
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

Lite King's facilities consisted of approximately 16,000 square feet of office and factory space with annual lease payments of $58,000 plus tax escalations. The lease is scheduled to expire on April 30, 2002. At December 31, 2000, there were two employees in non manufacturing activities and one engaged in manufacturing activities. As of October 28, 2000 the Registrant utilizes space in the office of Modern Technology Corp., an affiliate and does not pay any rent.

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

The Registrant also operated its production operations utilizing a union representing manufacturing employees and the disparity between labor rates experienced in the northeastern part of the U.S. and those experienced by competitors in Mainland China and Mexico continues to grow. To management's knowledge, there has been no other U.S. manufacturer (competitor) of decorative seasonal lighting products for the past few years with several domestic competitors acting in the role of "wholesalers" bringing in finished product from Mexico and Mainland China. These imports of product has resulted in continuing lower selling prices offered to the Registrant's customers with the Registrant continuing to lower its prices to compete.

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



The Registrant has concluded that its best strategy for the future would be to close down its production activities, sell off its business assets (inventory, equipment, customer accounts, and U.L. and C.S.A. product files) and position itself in an unrelated business activity. Such alternative activities may take the form of making the Registrant available as a reverse merger candidate (public shell company) or entering the venture capital/financial consulting field where it can offer the president's experience (he has completed two reverse mergers in 1998 and 1999 and has been engaged in financial consulting activities since 1983 through an affiliated company, Modern Technology Corp).

Management anticipates that once production and business activities in the electrical cord field are terminated (production stopped in October 2000) it will actively seek out companies for either potential merger or for involvement through providing equity capital and managerial assistance. Management intends to focus its efforts on companies in the fields of information technology, telecommunications and medical instrumentation with special emphasis on internet software/hardware, wireless communications, fiberoptics and semiconductors. The Registrant is presently in discussions for a potential merger, although no assurance can be given that such a merger will soon be concluded.

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

During the quarter ended December 31, 2000, management had been unable to locate any company willing to buy its inventory and equipment (including customer accounts, U.L./C.S.A. files) as a package and the Registrant has been forced to sell off most of its inventory and equipment individually. This has resulted in the Registrant being forced to record a one time writedown of all of the cost of its remaining inventory and equipment. The Registrant has been unable to recoup most of its cost in these assets and it has suffered a loss on their sale.

For the six months ended December 31, 2000, the Registrant has written down its inventory to reflect the amount of inventory sold during October 2000 as scrap copper. This write down amounts to a $61,536 reduction in inventory and accounts for about 42% of the net loss which occurred during the six months ended December 31, 2000.

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



The cash and cash equivalents balances of the Company as of December 31, 2000 and June 30, 2000 were $750,728 and $811,573 respectively. This decrease of approximately $60,845 was due payment of operating expenses, especially to the landlord of its former premises to terminate it's lease. The Registrant expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

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



                   By:  Arthur Seidenfeld
			President
		Dated: 	February 10, 2001