Form 10QSB
period 2001-03-31
LITE KING CORP
filed 2001-05-18
CIK 1074267

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
        /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
            Act of 1934

For the quarterly period ended March 31, 2001 or

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

                   175 Courtland Avenue, Morton Illinois 61550
               (Address of Principal Executive Office) (Zip Code)

                                 (309) 266-5771
              (Registrant's Telephone Number, Including Area Code)

                  P.O. Box 940007, Belle Harbor, New York 11694
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
Yes /  /   No /  /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  7,633,649 shares.

Transitional Small Business Disclosure Format.
Yes /  /  No / X /

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

        This report on Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended.  These statements are based on our expectations and involve risks and uncertainties that could cause our actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties related to estimating future results, fluctuations in operating results because of downturns in levels of infrastructure projects, incorrect estimates used in entering into fixed price contracts, difficulty in managing the operation and growth of existing and newly acquired businesses and the high level of competition.

                              LITE KING CORPORATION
                              ---------------------

                              FINANCIAL STATEMENTS
                              --------------------

                                 MARCH 31, 2001
                                 --------------

                                    I N D E X
                                    ---------

                                                                          Page
                                                                          ----

CONSOLIDATED BALANCE SHEETS                                                1-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                        3

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      4-5

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                                 6-9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                           10-15

                              LITE KING CORPORATION
                              ---------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                         ASSETS
                                         ------

                                                       March 31,     December 31,
                                                          2001          2000
                                                          ----          ----
                                                      (Unaudited)
                                                      -----------
CURRENT ASSETS
--------------
     Cash and cash equivalent                         $  579,567      $   14,128
     Prepaid expenses                                      3,636          15,681
     Trade accounts receivable, less
         allowance for doubtful accounts
         of $3,598 in 2001 and $24,190 in
         2000                                            203,656         365,099
     Accounts receivable from employees                    2,300             -0-
     Accounts receivable from stockholders                 9,182           9,423
     Inventories                                         208,286         235,135
     Costs and estimated earnings in
      excess of billings on uncompleted
      contracts                                           42,867          98,778
                                                        ----------     ----------

                  Total Current Assets                 1,049,494         738,244
                                                        ----------     ----------

PROPERTY AND EQUIPMENT
----------------------
     Leasehold improvements                               25,152          25,152
     Office furniture and fixtures                        32,370          30,870
     Vehicles                                            265,414         265,414
     Warehouse equipment                                   2,893           2,893
     Computers                                           190,797         195,479
     Equipment under capital lease                        82,237          82,237
                                                       ----------      ----------
                  Total, at cost                         598,863         602,045
     Less accumulated depreciation                       327,833         301,303
                                                       ----------      ----------

                  Net property and equipment             271,030         300,742
                                                       ----------      ----------

TOTAL ASSETS                                          $1,320,524      $1,038,986
------------                                           ==========     ===========

The financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to the financial statements.

                                  Page 1 of 15

                              LITE KING CORPORATION
                              ---------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                       March 31,     December 31,
                                                         2001            2000
                                                     (Unaudited)
                                                      -----------

CURRENT LIABILITIES
     Accounts payable                                 $  527,015      $  429,924
     Notes payable to bank                               354,096         354,096
     Current maturities of long-term debt                 56,768          55,686
     Current maturities of obligations under
         capital lease                                    32,351          32,352
     Accrued sales tax                                    34,827          38,811
     Accrued payroll                                      18,979          44,985
     Accrued vacation                                     29,996          28,359
                                                        ----------    ----------
                  Total current liabilities            1,054,032         984,213
                                                        ----------    ----------

LONG TERM LIABILITIES
---------------------
     Long-term debt, less current maturities              32,021          45,627
     Obligations under capital lease, less
         current maturities                               13,822          27,734
     Notes payable to stockholders                       325,083         624,794
                                                        ----------    ----------

                  Total long-term liabilities            370,926         698,155
                                                        ----------    ----------

                  Total liabilities                    1,424,958       1,682,368
                                                        ----------    ----------

STOCKHOLDERS' DEFICIT
---------------------

     Common stock, $.001 par value;
         50,000,000 shares authorized;
       7,633,649 and 4,300,000, respectively
       issued and outstanding                              7,633           4,300
     Additional paid in capital                        1,006,223             -0-
     Accumulated deficit                              (1,118,290)       (644,382)
     Subscription receivable                                 -0-          (3,300)
                                                       ----------    -----------

                  Total stockholders' deficit          (104,434)        (643,382)
                                                       ----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $1,320,524       $1,038,986
-------------------------------------------           ==========      ==========

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

                                  Page 2 of 15

                              LITE KING CORPORATION
                              ---------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                     For the Three Months Ended
                                                             March 31,
                                                        2001         2000
                                                      -----------------------

NET SALES                                           $ 301,240      $1,479,035
---------

COST OF SALES                                         470,657       1,183,313
-------------                                       -----------    ----------

                  Gross profit (loss)                (169,417)        295,722
                                                    ------------   ----------

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------
     Advertising                                           -0-          2,055
     Administrative salaries                          103,372          89,576
     Meals and entertainment                            1,565           6,839
     Office rent expenses                              14,838          12,036
     Professional fees                                 81,274           8,199
     Group insurance                                   21,499           9,370
     Utilities and telephone                           31,542          29,842
     Auto and truck expense                             6,134           3,952
     Depreciation expense                               8,314          11,803
     Miscellaneous                                       (539)          1,443
     Equipment rental                                     216           3,362
     Travel expenses                                       -0-          1,798
     Office supplies                                   11,778          17,070
     Interest expense, net                             24,498          21,939
                                                     -----------    ----------

                  Total                                04,491         219,284
                                                     -----------    ----------

                  Income (loss) before income tax    (473,908)         76,438

INCOME TAX EXPENSE                                         -0-             -0-
------------------                                   -----------    ----------

NET INCOME (LOSS)                                  $  (473,908)    $   76,438
-----------------                                   ============   ============

Basic and diluted earnings (loss) per share        $     ( .09)    $     .02
                                                    ============   ============

Weighted average number of common shares
 outstanding                                         5,156,791     4,300,000
                                                    ============   ============

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

                                  Page 3 of 15

                              LITE KING CORPORATION
                              ---------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                        For the Three Months Ended
                                                        --------------------------
                                                                 March 31,
                                                                 ---------
                                                         2001               2000
                                                         ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
     Net income (loss)                             $ (473,908)        $   76,438
     Adjustments to reconcile net income
         (Loss) to net cash provided by
         operating activities:
         Depreciation                                  26,530             22,727
         Gain on sale of equipment                       (543)                -0-
         Effects of changes in operating
           assets and liabilities:
                  Prepaid expenses                     12,045            (10,269)
                  Trade accounts receivable           161,443            (255,387)
                  Accounts receivable from
                    employees                          (2,300)               650
                  Accounts receivable from
                    stockholders                          241             (5,253)
                  Inventories                          26,849            105,006
                  Costs and estimated earnings in
                    excess of billings on
                    uncompleted contracts              55,911            (15,313)
                  Accounts payable                     97,091            (51,768)
                  Accrued sales tax                    (3,984)            (1,615)
                  Accrued payroll                     (26,006)           (49,606)
                  Accrued vacation                      1,637                 -0-
                  Other accrued liabilities                -0-            16,510
                                                     ----------       ----------

                    Net cash provided by (used in)
                      operating activities           (124,994)          (167,880)
                                                     ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Proceeds from sale of equipment                    5,225                 -0-
     Purchase of property and  equipment               (1,500)           (90,918)
                                                     -----------     -----------

                  Net cash provided by (used in)
                    investing activities                3,725            (90,918)
                                                     ----------      -----------

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

                                  Page 4 of 15

                              LITE KING CORPORATION
                              ---------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (CONTINUED)
                                   -----------
                                   (UNAUDITED)
                                   -----------

                                                   For the Three Months Ended
                                                   --------------------------
                                                           March 31,
                                                           ---------
                                                     2001               2000
                                                     ----               ----

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Net increase (decrease) in bank
       overdraft                                   $   -0-           $  293,957
     Net borrowings (payments) under line-of
       credit                                      15,459                    -0-
     Payments on obligations under capital
       lease                                      (13,913)                   -0-
     Payments on long-term debt                   (13,606)              (17,428)
     Proceeds from (payments) notes payable
         to stockholders                          (15,319)              125,482
     Dividends paid                                   -0-               (14,678)
     Issuance of common stock                     714,087                    -0-
                                                ----------            ----------

                  Net cash provided by (used in)
                    financing activities          686,708                387,333
                                                ----------            ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS         565,439                128,535
-----------------------------------------

CASH AND CASH EQUIVALENTS, BEGINNING
------------------------------------
     OF PERIOD                                     14,128                 10,171
     ---------                                   ----------           ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD       $  579,567             $  138,706
----------------------------------------        ==========            ==========

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

                                  Page 5 of 15

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------

Lite King Corporation (LKC) was incorporated in New York on January 4, 1990 and was formerly engaged in the manufacture and assembly of wiring devices. During
2000, LKC discontinued its manufacturing and assembly business and sold off its business assets to position itself as a merger candidate. (See Reverse
Aquisition) LKC currently functions as the parent company for National Cabling
Services, Inc.

National Cabling Services, Inc. (NCSI) was incorporated on June 21, 1995 in the state of Illinois. The Company's principal business activity is the design and installation of cabling for computer networks. The Company's fiscal year ends on
December 31. Significant accounting policies followed by the Company are presented below.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS
--------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

CASH EQUIVALENTS
----------------

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CONSOLIDATION
-------------

During the period from January 1, 2000 through March 16, 2001 the financial statements include only the accounts of NCSI. After March 16, 2001 the Company's accounts also include those of Lite King Corp. (See reverse acquisition). All significant intercompany transactions have been eliminated in consolidation.

RECLASSIFICATIONS
-----------------

Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

INVENTORIES
-----------

Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis.

This information is an integral part of the accompanying financial statements.

                                  Page 6 of 15

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------
                                   (UNAUDITED)
                                   ----------

PROPERTY AND EQUIPMENT
----------------------

Leasehold improvements are depreciated on the straight-line or accelerated methods over their estimated useful lives, which range from five to thirty-nine years.

Equipment consists of various warehouse equipment, vehicles, computer equipment, and office furniture and equipment. These assets are depreciated on the straight-line or accelerated methods over their estimated useful lives, which range from three to seven years.

ADVERTISING
-----------

The Company expenses advertising costs as incurred.

INCOME TAXES
------------

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

This information is an integral part of the accompanying financial statements.

                                  Page 7 of 15

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------
                                   (UNAUDITED)
                                   ----------

RECOGNITION OF REVENUES AND COST
--------------------------------

The Company maintains its accounting records on the accrual basis of accounting.
Revenues from fixed-price installation contracts are recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date to estimated total cost for each contract (cost-to-cost method). This method is used because management considers actual expended cost to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, fringe benefits, and insurance costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are
determined.

The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Contracts less than $10,000 are included in material inventory due to size and short duration.

EARNINGS PER SHARE
------------------

The Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 128, "Earnings per Share." SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the previous fully diluted earnings per share calculation method. SFAS 128 became effective December 31, 1997. The Company follows SFAS 128. Dividends per share during the quarter March 31, 2000 were $.003414.

This information is an integral part of the accompanying financial statements.

                                  Page 8 of 15

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------

REVERSE ACQUISITION
-------------------

On March 16, 2001 Lite King Corp. (LKC) merged with NCSI in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, LKC issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. LKC had 2,484,620 shares issued and outstanding prior to the merger.

The merger was accounted for as a reverse acquisition since NCSI is the continuing accounting entity under GAAP, as a result of the recapitalization.
Accordingly, a recapitalization occurred and no goodwill was recorded and the operating results of LKC have been included in the financial statements from the date of consummation of the merger. On this basis, the historical financial statements prior to March 16, 2001 represent the financial statements of NCSI.
The historical shareholders' equity accounts of NCSI as of December 31, 2000 have been retroactively restated for all periods presented to reflect the recapitalization. All share and per share amounts have been retroactively restated for all periods to include the equivalent number of shares received in the transaction.

This information is an integral part of the accompanying financial statements.

                                  Page 9 of 15

                              LITE KING CORPORATION
                              ---------------------
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
             ------------------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------

NOTE 1 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
--------------------------------------------------------------

Costs and estimated earnings on uncompleted contracts at March 31, 2001 and
December 31, 2000 are summarized as follows:

                                                March 31,           December 31,
                                                ---------          ------------
                                                  2001                  2000
                                                  ----                  ----

Costs incurred on uncompleted contracts       $   28,578            $  465,768
Estimated earnings                                14,289               193,139
                                               ----------           ----------

     Total                                        42,867               658,907
Less billings to date                                 -0-             (560,129)
                                               ----------           -----------

TOTAL                                         $   42,867            $   98,778
-----                                          ==========           ==========

The above is included in the accompanying balance sheet under the following captions:

                                                  March 31,         December 31,
                                                  ---------         ------------
                                                    2001               2000
                                                    ----               ----

Costs and estimated earnings in excess of
     billings on uncompleted contracts          $   42,867         $    98,778
                                                 ==========         ===========

NOTE 2 - DEBT
-------------

Note Payable to Bank

The note payable to bank is a $400,000 revolving line of credit as of March 31,
2001 and December 31, 2000, respectively, of which $354,096 was used as of March
31, 2001 and December 31, 2000, respectively. Amounts drawn against the line of credit are payable on July 26, 2001 and bear interest at the local prime lending rate plus 1.0 percent (9.0 and 10.0 Percent at March 31, 2001 and December 31,
2000, respectively). The line of credit is collateralized by substantially all of the Company's assets.

This information is an integral part of the accompanying financial statements.

                                  Page 10 of 15

                              LITE KING CORPORATION
                              ---------------------
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
             ------------------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------

Note Payable to Stockholders

$325,083 and $326,025 at March 31, 2001 and December 31, 2000, respectively, of the notes payable to stockholders was created by two stockholders personally obtaining a loan at Marquette Bank. The stockholders loaned these funds to the
Company, and the Company is making the monthly payments on the bank loan. The bank loan requires monthly installments of $3,473 including interest at 8.5 percent per year, with final payment due in June 2014, secured by real estate mortgages from two stockholders and assignment of $1,950,000 of life insurance on the lives of various stockholders.

Long-term Debt
--------------

Long-term debt consists of the following:

                                                  March 31,         December 31,
                                                 ---------          ------------
                                                    2001                2000
                                                    ----                ----
Commercial note payable to Marquette Bank,
requiring monthly installments of $1,111
including interest at 8.75 percent per
year, with final payment due in June 2002,
secured by substantially all of the
Company's assets                               $   16,739            $   18,616

Commercial note payable to Marquette Bank,
requiring monthly installments of $4,055
including interest at 8.25 percent per
year, with final payment due in October
2002 secured by various vehicles.                  72,050                82,697
                                                ----------            ----------

Total                                              88,789               101,313

Less current portion                               56,768                55,686
                                                ----------            ----------

Long-term portion                              $   32,021            $   45,627
                                                ==========            ==========

Future maturities of long-term debt are
as follows:

2002

Total                                          $   32,021            $   32,021
                                                ==========            ==========

This information is an integral part of the accompanying financial statements.

                                  Page 11 of 15

                              LITE KING CORPORATION
                              ---------------------
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
             ------------------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------

NOTE 3 - OBLIGATIONS UNDER CAPITAL LEASE
----------------------------------------

The Company is leasing equipment under capitalized leases which expire at various dates through March 2003. Accumulated depreciation on the equipment as of March 31, 2001 is $23,026.

Future minimum lease payments under these leases are as follows:

        2002                               $   23,952
        2003                                   26,367
        2004                                    2,778
                                             ----------

Total minimum lease payments                   53,097

Less amounts representing interest              6,924
                                             ----------

Present value of minimum lease payments    $   46,173
                                             ==========

NOTE 4 - ADVERTISING
--------------------

Advertising expense for the three months ended March 31, 2001 and 2000 totaled
$ -0- and $2,055, respectively.

NOTE 5 - CASH FLOW DISCLOSURES
------------------------------

Cash paid for interest and income taxes was as follow:

                                                March 31,           December 31,
                                                ---------          ------------
                                                  2001                 2000
                                                  ----                 ----

Interest                                     $   24,661            $   21,939
Income taxes                                        -0-                   -0-

The Company had the following noncash investing and financing transactions:

During 2000 the Company purchased equipment for $82,237 for which long-term financing was provided by the seller.

During the first quarter of 2001, $298,769 of notes payable to shareholders were converted to common stock.

This information is an integral part of the accompanying financial statements.

                                  Page 12 of 15

                              LITE KING CORPORATION
                              ---------------------
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
             ------------------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------

NOTE 6 - LEASE COMMITMENTS
--------------------------

The Company leases office and warehouse space, as well as equipment, under noncancellable operating leases expiring in various years through 2003. Future minimum lease payments under these leases are as follows:

                2002        $   28,131
                2003             1,645
                             ----------

                Total       $   29,776
                             ==========

Total rental expense for the three months ended March 31, 2001 and March 31,
2000 was $26,009 and $20,308, respectively.

NOTE 7 - SIGNIFICANT CONCENTRATIONS
-----------------------------------

Generally accepted accounting principles require disclosure of information about certain significant estimates and current vulnerabilities due to certain concentrations. These matters include the following:

     Approximately 68 and 86 Percent of the Company's net sales for the three months ended March 31, 2001 and 2000, respectively, were from one unrelated customer. The accounts receivable from this customer at March 31, 2001 and
     2000 were $57,007 and $91,852, respectively.

This information is an integral part of the accompanying financial statements.

                                  Page 13 of 15

                              LITE KING CORPORATION
                              ---------------------
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
             ------------------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------

NOTE 8 - CONTINGENCY
--------------------

The Company's wholly owned subsidiary, NCSI, was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out of court settlement on February 15, 2001. The Company has agreed to a settlement with the plaintiffs by agreeing to pay $45,000 to the plaintiffs.

NOTE 9 - INTERIM FINANCIAL REPORTING
------------------------------------

The unaudited financial statements of the Company for the period January 1, 2001 through March 31, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

NOTE 10 - COMMON STOCK
----------------------

On January 16, 2001 the Company's wholly owned subsidiary, NCSI, effected a ten thousand (10,000) for one (1) split of NCSI's Class A common stock and increased the number of authorized shares from 430 to 10,000,000. Concurrently, NCSI authorized one million (1,000,000) shares of no par preferred stock and also canceled all of the 570 shares of Class B common stock authorized issued and outstanding. None of the preferred stock has been issued.

All share and per share amounts are retroactively restated to give effect for the split within these financial statements.

NOTE 11 - POSTRETIREMENT EMPLOYEE BENEFITS
------------------------------------------

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement).
Therefore, no provision is required under SFAS's 106 or 112.

This information is an integral part of the accompanying financial statements.

                                  Page 14 of 15

                              LITE KING CORPORATION
                              ---------------------
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
             ------------------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------

NOTE 12 - INCOME TAXES
----------------------

Income taxes are accrued at the statutory U.S. and state income tax rates.

Income tax expenses is as follows:

                                                      3/31/01            3/31/00
                                                    ----------        ----------
Current tax expense benefit:
     Income tax at statutory rates                  $     -0-         $     -0-

Deferred tax expense (benefit):
     Operating Loss Carryforward                    (186,326)               -0-
                                                   -----------        ----------

                                                    (186,326)               -0-
Valuation allowance                                  186,326                -0-
                                                   ----------         ----------

Total Tax Expense (Benefit)                        $      -0-         $     -0-
                                                   ==========         ==========

The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                      3/31/01           12/31/00
                                                    ----------        ----------

Deferred tax assets:
     Operating loss carryforwards                  $  186,326        $      -0-
                                                   ----------         ----------

     Gross deferred tax assets                        186,326               -0-

     Valuation allowance                             (186,326)              -0-
                                                   -----------        ----------

     Net deferred tax assets                        $      -0-       $      -0-
                                                   ==========         ==========

During the quarter ended 3/31/00, the Company elected to be taxed as an "S"
corporation, accordingly, corporate income is flowed through to the shareholders who then pay the income taxes. Therefore, there was no corporate income tax expense or benefits for that period.

The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $480,000. This loss is allowed to be offset against future income until the year 2021 when the NOL's will expire.

The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to substantial losses.

This information is an integral part of the accompanying financial statements.

                                  Page 15 of 15

Item 2. Management's Discussion and Analysis or Plan of Operation.

Lite King Corp. ("The Registrant") was incorporated under the laws of the State of New York on January 4, 1990 for the purpose of conducting all lawful business activities, and, began its business activity in the manufacture and assembly of wiring devices.

From February 1990 to November 30, 1998, Lite King operated as a wholly owned subsidiary of Daine Industries, Inc. ("Daine").  The Board of Directors of Daine
had determined to spin-off Lite King Corp.'s shares of common stock to its shareholders on a pro rata basis.  Daine owned all of the 2,484,620 outstanding shares of the Registrant, which were distributed in May 1999 to its shareholders of record on November 30, 1998.

Management of Daine and of Lite King believed that the two companies as separate entities might create additional value for shareholders above and beyond the parent-subsidiary relationship.  At the time of the distribution, there was no trading market in the Lite King shares and there was no assurance of a trading market developing. The management of Lite King had as a business purpose to seek additional operating businesses to augment its current activities.

On February 26, 1990 Daine (through the Registrant) acquired substantially all of the assets (with the exception of the cash) and the business of Lite King
Corporation, a manufacturer and assembler of wiring devices, cord sets and sockets.  The assets acquired had a total cost of $738,079, consisting of machinery and equipment, inventory, accounts receivable, a non compete clause entered into with Lite King Corporation's former president and principal shareholder and a rent deposit.  The purchase price ($663,079 in cash and a
$75,000 five year note payable in quarterly installments with interest of 12%)
was arrived at by arms length negotiations and Daine obtained the funds for the purchase from its own internal sources.  There was no material relationship between Daine and Lite King Corporation or any of its officers or directors prior to this transaction.  The Registrant had entered into a six-month consulting agreement with Lite King Corporation's former president and owner Mr.
Jerold Kolton.  For the consulting services rendered the Registrant paid Mr.
Kolton the sum of $36,000 plus expenses of $9,000 for a total of $45,000.

The Registrant and its predecessors have been in operation for over twenty-five years and its customers were in the Christmas, Halloween, lamp, lighting, point of purchase display and ceramic products field.  Lite King's electrical wiring devices, consisted of wiring harnesses, "pigtails", power supply cords and the sale of bulbs. Wiring harnesses consist of wire, one or more sockets on a line with a polarized plug and with or without a plug and a switch (which is optional).  "Pigtails" consisted of a socket and wire.  Power supply cords consists of a plug, wire and a switch (which is optional).  The Registrant's customers consisted of manufacturers of lamps, chandeliers, Christmas and
Halloween illuminated decorations, novelties, point of purchase displays, signs, religious illuminated items, illuminated ceramic products and electrical specialties.  The Registrant's "pigtails" were primarily sold to lamp and chandelier manufactures while wiring devices and power supply cords were sold primarily to the Registrant's other customers.

The Registrant obtained its raw materials from a number of different suppliers and believed that it was not dependent upon any one source of supply.  It faced competition from a number of domestic and international wiring device manufacturers, several of whom were considerably larger than the Registrant.
Competition is believed to be intense and while the Registrant believed it was able to finance future growth internally, management believed that a number of the Registrant's competitors were materially stronger financially along with having production facilities located domestically and overseas, taking advantage of lower rates offshore.

Lite King's facilities consisted of approximately 16,000 square feet of office and factory space with annual lease payments of $58,000 plus escalations.  The lease was scheduled to expire on April 30, 2002.  At December 31, 2000, there were two employees in non-manufacturing activities and one engaged in manufacturing activities. As of October 28, 2000 the Registrant utilizes space in the office of Modern Technology Corp., an affiliate and does not pay any rent.

In the first quarter of 2000, Management of the Registrant concluded that it would continue to experience declining profit margins in its major core business:  seasonal holiday light sets.  The declining margins are due to large disparities in labor rates experienced by the Registrant as compared with labor rates existing in FarEastern markets.  Prices offered by Far Eastern competitors continue to decline and the Registrant cannot compete effectively with these competitors.

The registrant also operated its production operations utilizing a union representing manufacturing employees and the disparity between labor rates experienced in the northeastern part of the U.S. and those experienced by competitors in mainland China and Mexico continues to grow.  To management's knowledge, there has been no other U.S. manufacturer (competitor) of decorative seasonal lighting products for the past few years with several domestic competitors acting in the role of  "wholesalers" bringing in finished product from Mexico and Mainland China.  These imports of product have resulted in continuing lower selling prices offered to the Registrant's customers with the
Registrant continuing to lower its prices to compete.

Being the only U.S. manufacturer also placed the Registrant under more product review by Underwriter's Laboratories Inc. (U.L.) and the Canadian Standards
Association (C.S. A.) since both testing companies had fewer U.S. competitive manufacturers to visit.  The Registrant found scrutiny of Mainland Chinese competitors, with more competitive, defective and inferior products, to be less than the scrutiny it had experienced.  This has resulted in more consumer complaints and accidents from inferior products made offshore and shipped to the
U.S.

The result has been the imposition of an increasing amount of regulations and costly changes being placed by U.L. on the Registrant to the point that it has become unprofitable and expensive to manufacture products in the U.S. U.L.'s changes has also changed the components and raw materials needed by the
Registrant.  Management has found that there are no domestic buyers for much of its existing raw materials, inventory and equipment since a substantial portion of production activities have moved outside the U.S. to lower labor markets in
Mexico, Dominican Republic, Mainland China, Malaysia and other countries.

The Registrant has concluded that its best strategy for the future would be to close down its production activities, sell off its business assets (inventory, equipment, customer accounts, and U.L. and C.S.A. product files) and position
itself in an unrelated business activity.   Management intended to focus its
efforts on companies in the fields of information technology, telecommunications and medical instrumentation with special emphasis on Internet software/hardware, wireless communications, fiber optics and semiconductors.

Management closed down its production facilities in October 2000.  All remaining assets and equipment have been liquidated and all operations related to its electrical products business have been terminated.  The Registrant concluded an agreement with the owner of the facilities ("landlord") it has been leasing, to terminate its lease effective October 31, 2000.  The agreement called for the
Registrant paying rent through December 31, 2000 and forfeiting its security deposit and interest held by the landlord and paying real estate and water taxes related to the facilities rented through October 31, 2000.

Management estimated that this payment to the landlord of approximately $25,000 resulted in the Registrant saving sixteen months of future rent payments and real estate and water taxes due (leased ended April 2002), or a savings of approximately $90,000.  The Registrant has received a written release from the landlord for future rental payments, real estate and water taxes and of any further obligations and claims by the landlord.

On March 9, 2001, Lite King entered into a written merger agreement subject to due diligence, to acquire all of the common stock of National Cabling Services,
Inc., an Illinois corporation ("National Cabling") who provides professional design and installation of structured cable systems and electronics in support of high speed telecommunication services such as LAN/WAN, VoIP, PBX systems and outside plant systems.  The share exchange and business reorganization pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001.  The written Agreement and Plan of Merger ("Agreement")
called for the merger of National Cabling with a wholly owned subsidiary of the
Registrant, King Cabling Corp; the exchange of all outstanding common shares of
National Cabling for common shares of the Registrant; and the resignation of the existing Board of Directors and Officers of the Registrant and the appointment of three members of National Cabling's Board of Directors and Officers to fill their un-expired terms.  The Agreement called for a shareholder meeting to be called as soon as practicable to ratify the new Board of Directors'
appointments. Lite King Corporation functions as the parent company for National
Cabling Services, Inc.

The Registrant under the name National Cabling will continue the operations of
National Cabling.  The Registrantacquired current assets of approximately
$738,244, and leasehold improvements and equipment of approximately $300,742 for total assets as of December 31, 2000 of $1,038,986.  The Registrant acquired
National Cabling in a share exchange of 5,149,029 shares, share for share pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, under the Agreement.  Prior to merger, there was no material relationship between the
Registrant and National Cabling.

The cash and cash equivalents balances of the Registrant as of March 31, 2001 and December 31, 2000 were $579,567 and $14,128, respectively.

The Registrant's wholly owned subsidiary, National Cabling Services, Inc., leases the following real estate. Approximately 1,550 square feet of office space in Morton, IL, 8,650 square feet of office and warehouse space in
Springfield, IL and 2,464 square feet of office and warehouse space in
Indianapolis, IN.  Annual lease paymentstotal $93,841.

The Registrant's wholly owned subsidiary, National Cabling Services, Inc.
services and business activities include providing consulting services for integrating disparate systems, evaluating current systems and developing solutions for evolving technologies.  The Company provides design and engineering services for a wide variety of telecommunications infrastructure systems, including inside plant, outside plant, campus systems, wireless RF systems, microwave PP, video distribution, VoIP and PBX systems, fiber optics and aerial cable installations.  The Company performs installation services in a wide variety of environments including warehouses, manufacturing plants, campuses, office buildings and multi-site rollouts.  Project management is another service provided by the Company.

These services are offered to a variety of clients, from value added resellers to individual customers.  Clients range in size from Fortune 500 companies to small privately held enterprises and include schools, universities and various federal and state government agencies.  The largest customer accounted for approximately 68% of revenue for the quarter ending March 31, 2001 as compared to 86% for the quarter ending March 31, 2000.  The loss of the business of its largest customer could have a material adverse effect on the financial condition of the Registrant.

The Company is broadening its marketing effort to reach out to new potential customers and is actively seeking strategic acquisition candidates to continue the growth of the enterprise.

During the three months ended March 31, 2001, the Registrant generated revenues of $301,240.  During the three months ended March 31, 2000 the Registrant generated revenues of $1,479,035.  During the three months ended March 31, 2001, the Registrant had a net loss of $473,908 as compared with a net profit of
$76,438 for the three months ended March 31, 2000.

Quarterly results may be materially affected by the timing of new customer projects. National Cabling was fully engaged in a national infrastructure rollout project for a Fortune 500 company during the three months ended Marching
31, 2000. This accounted for the higher revenue when comparing March 31, 2000 revenue to the revenue for the quarter ended March 31, 2001. This project ended in September 2000. National Cabling is currently providing maintenance services for this customer. The volume of business may be adversely affected by declines in infrastructure projects resulting from adverse regional or national economic conditions. Operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent period.

Gross margin for the quarter ended March 31, 2001 decreased by $465,139 when compared to the quarter ended March 31, 2000.  This decrease is the direct result of the decrease in sales that prevented the full absorption of fixed indirect job costs.

Selling, general and administrative expenses increased by approximately 42% when omparing expenses for the three months ending March 31, 2001 and the three months ending March 31, 2000.  The increase in selling, general and administrative expenses attributable to the merger of the Registrant and
National Cabling Services, Inc., was related to increased legal and accounting fees. Also contributing to the increase was the increase in group insurance costs related to additional employees, a significant rate increase and a delay in processing credits due the Company by the insurance company.  These credits should be credited to the Company during the quarter ending June 30, 2001.

With the exception of medical insurance premiums and gasoline prices, the
Company does not believe that the impact of inflation on its activities is significant.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

            "The Registrant" acquired by merger through its subsidiary Lite King
Cabling Corp. an Illinois corporation, National Cabling Services Inc. The Merger was completed on March 16, 2001. National Cabling is a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The Registrant acquired this liability in the merger.
On February 15, 2001 the Registrant agreed to a settlement with plaintiffs by agreeing to pay the plaintiffs the amount of $45,000.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3, Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.
        ------------------

None.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

(a)      Exhibits:

(i)      Financial Data National Cabling Services, Inc. Audited Financial
            Statement for the period ending December 31, 2000; and

(ii)     10.1 Agreement and Plan of Merger by and among Lite King Corp, Lite
            King Cabling Corp, and National Cabling Services, Inc. - 25 pages.

(b) Reports on Form 8-K:

            Form 8-K filed March 30, 2001; Items 1, 2, and 7.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LITE KING CORP
                                             --------------
                                              (Registrant)
Date: May 18, 2001
------------------
                                             /s/ Rob Personett
                                             -----------------
                                             Rob Personett, Secretary/Treasurer