Form 10KSB
period 2001-06-30
LITE KING CORP
filed 2001-10-12
CIK 1074267

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-KSB
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (Fee Required)

For the Fiscal Year Ended June 30, 2001
Commission File Number 0-25105

                          LITE KING CORP.

     (Exact Name of Registrant as Specified in its Charter)

New York                                        11-2996988

(State or other jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification Number)

          175 W. Courtland Avenue, Morton Illinois 61550

(Address of Principal Executive Office)         (Zip Code)

                          (309)266-5771

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

As of August 15, 2001, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at August 15, 2001 was 7,633,675.

                             10K-1

                             PART 1

Item 1.  Description of Business

Lite King Corp. ("The Registrant") was incorporated under the laws of the State of New York on January 4, 1990 for the purpose of conducting all lawful business activities, and, began its business activity in the manufacture and assembly of wiring devices.

From February 1990 to November 30, 1998, Lite King operated as a wholly owned subsidiary of Daine Industries, Inc. ("Daine"). The Board of Directors of Daine had determined to spin-off Lite King Corp.'s shares of common stock to its shareholders on a pro rata basis. Daine owned all of the 2,484,646 outstanding shares of the Registrant, which were distributed in May 1999 to its shareholders of record on November 30, 1998.

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

The Registrant operated its production operations utilizing a union representing manufacturing employees and the disparity between labor rates experienced in the northeastern part of the U.S. and those experienced by competitors in mainland China and Mexico continues to grow. To management's knowledge, there has been no other U.S. manufacturer (competitor) of decorative seasonal lighting products for the past few years with several domestic competitors acting in the role of "wholesalers" bringing in finished product from Mexico and Mainland China. These imports of product have resulted in continuing lower selling prices offered to the Registrant's customers with the Registrant continuing to lower its prices to compete.

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

The Registrant had concluded that its best strategy for the future would be to close down its production activities, sell off its business assets (inventory, equipment, customer accounts, and U.L. and C.S.A. product files)
and position itself in an unrelated business activity.   Management intended
to focus its efforts on companies in the fields of information technology, telecommunications and medical instrumentation with special emphasis on Internet software/hardware, wireless communications, fiber optics and semiconductors.

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

The Registrant under the name National Cabling will continue the operations of National Cabling. The Registrant acquired current assets of approximately $738,244, and leasehold improvements and equipment of approximately $300,742 for total assets of $1,038,986. The Registrant acquired National Cabling in a share exchange of 5,149,029 shares, share for share pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, under the Agreement. Prior to merger, there was no material relationship between the Registrant and National Cabling. (See Management's Discussion and Analysis of Plan of Operation).


Item 2.  Description of Property

As of June 30, 2001, the Registrant owned no real property. Lite King Corp's wholly owned subsidiary, National Cabling Services, Inc. leases the following real estate at the following lease rates:

a. 1,550 square feet of office space, at a lease rate of $1,184.50 per month (including utilities). The lease term is month to month. This lease space is in Morton, Illinois.

b. 8,650 square feet of office and warehouse space, at a lease rate of $4,000.00 per month. The lease term expires May 31, 2002. This lease space is in Springfield, Illinois.

c. 2,464 square feet of office and warehouse space, at a lease rate of $1,938.35 per month. The lease term expires January 31, 2002. This lease space is in Indianapolis, Indiana.


Item 3.  Legal Proceedings

The Registrant's wholly owned subsidiary, National Cabling, was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit entered into an out of court settlement, the result of which was the company paid $45,000 to settle the lawsuit. This expense is included in the statement of operations for the six months ended June 30, 2001.

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

                                        High Bid       Low Bid

Quarter ended September 30, 1998          *              *
Quarter ended December 31, 1998           *              *
Quarter ended March 31, 1999              *              *
Quarter ended June 30, 1999               *              *
Quarter ended September 30, 1999          *              *
Quarter ended December 31, 1999           *              *
Quarter ended March 31, 2000              *              *
Quarter ended June 30, 2000               *              *
Quarter ended September 30, 2001          *              *
Quarter ended December 31, 2001           *              *
Quarter ended March 31, 2001              *              *
Quarter ended June 30, 30, 2001           *              *

*there were no pink sheet market makers for the Registrant's common stock; no price information was available.

     On August 15, 2001, there was no market for the shares of the Registrant.

     Number of shareholders of record on August 15, 2001 was 701.

     Dividends - The Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development and expansion of the Registrant's business and that no dividends on the common stock will be declared in the foreseeable future.

Item 6.   Management's Discussion And Analysis or Plan of Operation

      The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in the Form 10-KSB. See
"Information Regarding Forward-Looking Statements".

On March 9, 2001, the Registrant entered into a written merger agreement subject to due diligence, to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation ("National Cabling") who provides professional design and installation of structured cable systems and electronics in support of high speed telecommunication services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The share exchange and business reorganization pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. The written Agreement and Plan of Merger ("Agreement") called for the merger of National Cabling with a wholly owned subsidiary of the Registrant, King Cabling Corp; the exchange of all outstanding common shares of National Cabling for common shares of the Registrant; and the resignation of the existing Board of Directors and Officers of the Registrant and the appointment of three members on National Cabling's Board of directors and Officers to fill their un-expired terms. Lite King Corp functions as the parent company for National Cabling. The Registrant filed an 8-K on July 24, 2001 reporting that on July 15, 2001, National Cabling amended its by-laws and changed its fiscal year from a calendar year to July 1st through June 30th, in order to have the same fiscal year as the Registrant.

The Registrant under the name National Cabling will continue the operations of National Cabling. The Registrant acquired current assets of approximately $738,244, and leasehold improvements and equipment of approximately $300,742 for total assets of $1,038,986. The Registrant acquired National Cabling in a share exchange of 5,149,029 shares, share for share pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, under the Agreement. Prior to merger, there was no material relationship between the Registrant and National Cabling.

The Registrant's wholly owned subsidiary, National
Cabling Services, Inc. services and business activities include providing consulting services for integrating disparate systems, evaluating current systems and developing solutions for evolving technologies. The Company provides design and engineering services for a wide variety of telecommunications infrastructure systems, including inside plant, outside plant, campus environments, wireless RF systems, microwave PP, video distribution, VoIP and PBX systems, fiber optics and aerial cable installations. The Company performs installation services in a wide variety of environments including warehouses, manufacturing plants, campuses, office buildings and multi-site rollouts. Project management is another service provided by the Company.

These services are offered to a variety of clients, from value added resellers to individual customers. Clients range in size from Fortune 500 companies to small privately held enterprises and include schools, universities and various federal and state government agencies. The largest customer accounted for approximately 68% of revenue for the six months ended June 30, 2001 as compared to 82% for the six months ended June 30, 2000. The loss of the business of its largest customer could have a material adverse effect on the financial condition of the Registrant.

The Company is broadening its marketing effort to reach out to new potential customers and is actively seeking strategic acquisition candidates to continue the growth of the enterprise.

During the six months ended June 30, 2001, the Registrant generated revenues of $711,513. During the six months ended June 30, 2000 the Registrant generated revenues of $3,133,172. During the six months ended June 30, 2001, the Registrant had a net loss of $742,209 as compared with a net loss of $20,349 for the six months ended June 30, 2000.

Results may be materially affected by the timing of new customer projects. National Cabling was fully engaged in a national infrastructure rollout project for a Fortune 500 company during the six months ended June 30, 2000. This accounted for the higher revenue when comparing the six months ended June 30, 2000 to the revenue for the six months ending June 30, 2001. National Cabling is currently providing maintenance services for this customer. The volume of business may be adversely affected by declines in infrastructure projects resulting from adverse regional or national economic conditions. Operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent period.

Gross margin for the six months ended June 30, 2001 decreased by $494,364 when compared to the six months ended
June 30, 2000. This decrease is the direct result of the decrease in sales that prevented the full absorption of fixed indirect job costs.

Selling, general and administrative expenses increased by $227,496 or approximately 42% when comparing expenses for the six months ended June 30, 2001 and the six months ended June 30, 2000. The increase in selling, general and administrative expenses attributable to the merger of the Registrant and National Cabling Services, Inc., was related to increased professional fees of approximately $118,000 and stock based financial consulting fees of approximately $26,500. Also contributing to the overall increase was the $45,000 settlement of a lawsuit referred to in Item 3 and the approximately $14,000 increase in bad debt expense.

On January 8, 2001, the Company granted the following options to purchase common stock no later than February 16, 2001.
200,000 shares for $2,000 to key employees
51,490 shares for $1,000 to financial consulting firm
All of these options were exercised and their financial impact reflected in the Consolidated Financial Statements for the six months ended June 30, 2001.

On April 7, 2001, the Registrant granted an option to purchase 50,000 shares of common stock for $1,000 on or after July 1, 2001 for financial consulting service.

During June, 2001, the Registrant issued Convertible
Debentures in the amount of $350,000. The debentures bear interest at twelve percent annually, maturing two years from date of issuance and convertible into shares of common stock of the Registrant at $2.00 per share, including registration rights.

With the exception of medical insurance premiums and gasoline prices, the Company does not believe that the impact of inflation on its activities is significant.

Item 7.   Financial Statements

     a)   Financial Statements and Financial Statement Schedules.

          Consolidated Balance Sheet - June 30, 2001
          Consolidated Statement of Stockholders' Deficit for the period January 1, 2001 to June 30, 2001
          Consolidated Statement of Operations for the six months ended June 30, 2001 and 2000
          Consolidated Statement of Cash Flows for the six months ended June 30, 2001 and 2000
          Notes to the Financial Statements for the six months ended June 30, 2001 and 2000

     b)   Schedules

          Other schedules not submitted are omitted, because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

Item 8.   Changes In and Disagreements with Accountants in
          Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.   Directors and Executive Officers

     The executive officers and directors of the Registrant are as follows:

The executive officers and directors of the Registrant are as follows:

      Craig Massner           32      President & Director

      Robert Personett        52      Secretary, Treasurer & Director

      Wallace Pennington      63      Director

     Craig Massner, President and Director of the Registrant attended Iowa Weslyan College majoring in economics and business administration before entering into the high technology field. He has over eight years experience within the industry and has served as President and Director of the Registrant's wholly owned subsidiary, National Cabling Services, Inc. since its formation in 1995.

     Robert Personett, Secretary-Treasurer and Director of the Registrant, is a Certified Public Accountant graduating from Eastern Illinois University with a B.S. in Business majoring in accounting. Prior to becoming Treasurer and Director for the Registrant's wholly owned subsidiary, National Cabling Services, Inc. in 1995, he worked for eight years in the audit and tax departments of Price Waterhouse Coopers and served as chief financial officer of a large regional transportation company.

      Wallace Pennington, Director has served as Director of the Registrant's wholly owned subsidiary, National Cabling Services, Inc. since its formation in 1995. He graduated from Aurora University with a B.S. in Business. He has over thirty years experience in high technology serving as manager of Caterpillar Consulting Services Group, President & General Manager of Pennington & Shurter Information Services, Inc. and Manager of Levy, Ray & Shoup, Inc.

Item 10.  Executive Compensation

      For the six months ended June 30, 2001, Craig Massner, President and a Director of the Registrant, received a salary of $21,400. Robert Personett, Secretary-Treasurer and a Director of the Registrant, received a salary of $26,000 for the year ended June 30, 2001.

      No other option or bonus plan exists.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

a. The following table sets forth information as of June 30, 2001 with respect to all shareholders known by the Company to be beneficial owners of more than 5% of the outstanding Common Stock, all directors, and all directors and executive officers as a group. Except as noted below, each shareholder has sole voting and investment power with respect to shares owned.

                                   Number of Common
Name and Address                   Shares Beneficially
of Beneficial Owner                Owned               Percent*

Modern Technology Corp.
P.O. Box 0007
Belle Harbor, New York 11694       720,000              9.43%

Craig Massner
175 Courtland Avenue
Morton, Illinois 61550           1,194,109             15.64%

Paul Dexheimer
175 Courtland Avenue
Morton, Illinois 61550             715,100              9.37%

Wally Pennington
175 Courtland Avenue
Morton, Illinois 61550           1,207,664             15.82%

Eric Siebenthal
175 Courtland Avenue
Morton, Illinois 61550             699,939              9.17%

Rob Personett
175 Courtland Avenue
Morton, Illinois 61550           1,180,727             15.47%

All 3 officers and directors
as a group                       3,582,500             46.93%


*Based upon 7,633,675 shares outstanding.

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


                          LITE KING CORP.


                          BY Rob Personett
                         Secretary-Treasurer
                       Dated:  October 12, 2001

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicted.

     Name                Title                    Date



Craig Massner            President and Director
                         Principal Executive
                         Officer                  Oct. 12, 2001



Rob Personett            Treasurer, Secretary
                         and Director
                         Principal Financial
                         Officer                  Oct. 12, 2001



Wally Pennington         Director                 Oct. 12, 2001






















                         LITE KING CORPORATION

                          FINANCIAL STATEMENT

                              JUNE 30, 2001





























                            I N D E X







                                                           Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          1- 2


CONSOLIDATED BALANCE SHEET                                  3- 4


CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT              5


CONSOLIDATED STATEMENTS OF OPERATIONS                        6


CONSOLIDATED STATEMENTS OF CASH FLOWS                       7- 8


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                  9-12


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT              13-18














           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Lite King Corp.
Morton, Illinois

We have audited the accompanying consolidated balance sheet of Lite King Corp. as at June 30, 2001 and the related consolidated statements of operations and stockholders' deficit and cash flows for the six months ended June 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Lite King Corp. at June 30, 2001, and the consolidated results of its operations and cash flows for the six months ended June 30, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               GREENBERG & COMPANY LLC

Springfield, New Jersey
August 17, 2001


                                                       Page 1 of 18


                    Independent Auditor's Report

Board of Directors
National Cabling Services, Inc.
Morton, Illinois

We have audited the accompanying balance sheets of National Cabling Services, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We did not observe the physical inventory at December 31, 1999 and 1998 (stated at $395,453 and $74,866, respectively), since those dates were prior to our initial engagement as auditors for the Company, and the Company's records do not permit adequate retroactive tests of inventory quantities.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary in the financial statements as of and for the year ended December 31, 1999, the statements of operations, stockholders? deficit, and cash flows for the year ended December 31, 2000, had we been able to observe the physical inventory taken as of December 31, 1999 and 1998, the financial statements referred to above present fairly, in all material respects, the financial position of National Cabling Services, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary in the statements of operations, stockholders' deficit, and cash flows had we been able to observe the physical inventory taken as of December 31,1999 and 1998, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.

Peoria, Illinois
January 12, 2001
                                                       Page 2 of 18


                            LITE KING CORPORATION
                         CONSOLIDATED BALANCE SHEET



                                A S S E T S

                                                        June 30, 2001


CURRENT ASSETS
  Cash and cash equivalents                                $153,385
  Restricted cash                                            10,000
  Trade accounts receivable, less
   allowance for doubtful accounts
   of $12,973                                               219,720
  Accounts receivable from employees                             59
  Inventories                                               229,324
                                                           --------
    Total Current Assets                                    612,488
                                                           --------
PROPERTY AND EQUIPMENT
  Leasehold improvements                                     25,152
  Office furniture and fixtures                              30,870
  Vehicles                                                  265,414
  Warehouse equipment                                         2,893
  Computers                                                 202,817
  Equipment under capital lease                              82,237
                                                           --------
       Total, at cost                                       609,383

    Less accumulated depreciation                           356,117
                                                           --------
       Net property and equipment                           253,266
                                                           --------
OTHER ASSETS
  Deposit                                                       681
                                                           --------
       Total Other Assets                                       681
                                                           --------

TOTAL ASSETS                                               $866,435
                                                           ========









See accompanying summary of accounting policies and notes to the consolidated financial statements.

                                                         Page 3 of 18



                           LITE KING CORPORATION
                         CONSOLIDATED BALANCE SHEET


L I A B I L I T I E S  A N D  S T O C K H O L D E R S ' D E F I C I T

                                                     June 30, 2001


CURRENT LIABILITIES
  Accounts payable                                     $  338,901
  Notes payable to bank                                   150,000
  Current maturities of long-term debt                     58,579
  Current maturities of obligations under
   capital lease                                           31,479
  Accrued sales tax                                        36,015
  Accrued payroll                                         130,736
  Accrued vacation                                         24,335
  Other accrued liabilities                                20,790
                                                       ----------
       Total current liabilities                          790,835
                                                       ----------
LONG TERM LIABILITIES
  Long-term debt, less current maturities                  15,646
  Obligations under capital lease, less
   current maturities                                      15,272
  Convertible debentures                                  350,000
                                                       ----------
    Total long-term liabilities                           380,918
                                                       ----------
    Total liabilities                                   1,171,753
                                                       ----------
STOCKHOLDERS' DEFICIT

  Common stock, $.001 par value;
   50,000,000 shares authorized;
   7,633,675 and 4,300,000, respectively                    7,634
   issued and outstanding
  Capital returned                                        (48,950)
  Additional paid in capital                            1,073,639
  Accumulated deficit                                  (1,337,641)
                                                       ----------

    Total stockholders' deficit                          (305,318)
                                                       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $  866,435
                                                       ==========






See accompanying summary of accounting policies and notes to the consolidated financial statements.

                                                     Page 4 of 18





                              LITE KING CORPORATION
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE PERIOD JANUARY 1, 2000 TO JUNE 30, 2001





                     Common Stock                       Additional                    Total
               Number of       $0.001       Capital       Paid In    Accumulated   Subscription   Stockholders'
                 Shares      Par Value      Returned      Capital      Deficit       Receivable      Deficit

Balances at
January 1,
2001            4,300,000       $4,300      $(48,950)    $     -0-   $  (595,432)      $(3,300)      $(643,382)

Payment of
Subscription                                                                             3,300           3,300

Issuance of
Common
Stock             849,029          849                     368,337                     369,186

Reverse
Acquisition     2,484,646        2,485                     705,302                     707,787

Net loss
for the
six months
ended
June 30,
2001                                                                    (742,209)                      (742,209)
               ----------      -------      --------     ----------  -----------       --------       ---------
Balances
at June 30,
2001            7,633,675       $7,634      $(48,950)    $1,073,639  $(1,337,641)           -0-       $(305,318)
               ==========      =======      ========     ==========  ===========       ========       =========




















See accompanying summary of accounting policies and notes to consolidated financial statements.
                                                             Page 5 of 18

                         LITE KING CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Six Months Ended
                                                        June 30,
                                                  2001            2000
                                                            (Unaudited)

NET SALES                                      $ 711,513      $3,133,172

COST OF SALES                                    681,985       2,609,280
                                               ---------       ---------
  Gross profit                                    29,528         523,892
                                               ---------       ---------
SELLING, GENERAL AND ADMINISTRATIVE
  Advertising                                     14,919           2,503
  Administrative salaries                        217,048         232,795
  Stock based compensation                        54,000             -0-
  Stock based financial consulting fees           26,504             -0-
  Meals and entertainment                          4,883          10,960
  Office rent expenses                            30,885          22,290
  Professional fees                              142,863          24,837
  Group insurance                                 30,508          21,032
  Utilities and telephone                         50,459          64,302
  Auto and truck expense                          12,595          10,764
  Depreciation expense                            49,701          64,524
  Miscellaneous                                   50,441          11,620
  Equipment rental                                 1,198           5,812
  Office supplies                                 26,999          32,969
  Bad debt expense                                14,387             -0-
  Interest expense                                44,347          39,833
                                               ---------       ---------
  Total                                          771,737         544,241
                                               ---------       ---------
    Income (Loss) before income tax             (742,209)        (20,349)
                                               ---------       ---------
INCOME TAX EXPENSE                                   -0-             -0-
                                               ---------       ---------

NET INCOME (LOSS)                              $(742,209)      $ (20,349)
                                               =========       =========
  Basic earnings (loss) per share              $    (.11)      $     NIL
  Weighted average number of common            =========       =========
   shares outstanding - basic                  6,713,944       4,300,000
                                               =========       =========
  Diluted earnings (loss) per share            $    (.11)      $     NIL
  Weighted average number of common            =========       =========
   shares outstanding - diluted                6,737,425       4,300,000
                                               =========       =========



See accompanying summary of accounting policies and notes to the consolidated financial statements.

                          LITE KING CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               For the Six Months Ended
                                                        June 30,
                                                  2001           2000
                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                            $(742,209)     $ (20,349)
 Adjustments to reconcile net income
  (Loss) to net cash provided by
  operating activities:
 Depreciation                                    57,969         72,748
 Gain on sale of equipment                         (541)           -0-
 Stock based compensation                        54,000            -0-
 Stock based financial consulting fees           26,504            -0-
 Effects of changes in operating
  assets and liabilities:
   Restricted Cash                              (10,000)           -0-
   Deposits                                      15,000           (500)
   Trade accounts receivable                    145,379         (7,385)
   Accounts receivable from employees               (59)         1,200
   Accounts receivable from stockholders          9,423         42,117
   Inventories                                    5,811       (114,092)
   Costs and estimated earnings in excess
    of billings on uncompleted contracts         98,778        164,267
   Accounts payable                             (86,784)           452
   Accrued sales tax                             (2,796)         5,993
   Accrued payroll                               85,751        (13,843)
   Accrued vacation                              (4,024)        14,180
   Other accrued liabilities                      7,703         (3,977)
                                               --------       --------
Net cash provided by (used in)
 operating activities                          (340,095)       140,811
                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                3,705            -0-
   Purchase of property and equipment           (13,657)      (101,577)
                                               --------       --------
Net cash provided by (used in)
  investing activities                           (9,952)      (101,577)
                                               --------       --------







See accompanying summary of accounting policies and notes to the consolidated financial statements.

                        LITE KING CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (CONTINUED)




                                                For the Six Months Ended
                                                         June 30,
                                                   2001           2000
                                                               (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in bank
  overdraft                                    $     -0-       $  (6,675)
 Net borrowings (payments) under line-of
  credit                                        (204,096)        (21,905)
 Payments on obligations under capital
  lease                                          (13,335)        (13,293)
 Payments on long-term debt                      (27,088)         13,525
 Proceeds from (payments on)
  notes payable to stockholders                   (5,264)         71,971
 Proceeds from (payments on)
  Convertible Debentures                          25,000             -0-
 Capital returned                                    -0-         (48,950)
 Issuance of common stock                        714,087             -0-
                                               ---------       ---------
Net cash provided by (used in)
 financing activities                            489,304          (5,327)
                                               ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS        139,257          33,907


CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                         14,128          10,171
                                               ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD       $ 153,385       $  44,078
                                               =========       =========














See accompanying summary of accounting policies and notes to the consolidated financial statements.

                        LITE KING CORPORATION
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000


Lite King Corporation (LK) was incorporated in New York on January 4, 1990 and was formerly engaged in the manufacture and assembly of wiring devices. During 2000, LK discontinued its manufacturing and assembly business and sold off its business assets to position itself as a merger candidate. (See Reverse Acquisition). LK currently functions as the parent company for National Cabling Services, Inc.

National Cabling Services, Inc. (NCSI) was incorporated on June 21, 1995 in the state of Illinois. The Company's principal business activity is the design and installation of cabling for computer networks. On June 30, 2001, the Company elected to change its fiscal year from December 31 to June 30. Significant accounting policies followed by the Company are presented below.

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

RESTRICTED CASH

The restricted cash represents a demand deposit from a note payable to bank. See additional disclosure in Note 1.

CONSOLIDATION

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




This information is an integral part of the accompanying financial statements.

                       LITE KING CORPORATION
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000
                           (CONTINUED)


INVENTORIES

Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis.

LEASEHOLD IMPROVEMENTS AND EQUIPMENT

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


ADVERTISING

The Company expenses advertising costs as incurred.


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

                        LITE KING CORPORATION
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000
                             (CONTINUED)


RECOGNITION OF REVENUES AND COST

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, union fringes, and insurance costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. As of June 30, 2001, there were no costs and estimated earnings in excess of billing on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

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



This information is an integral part of the accompanying consolidated financial statements.
                                                        Page 11 of 18



                        LITE KING CORPORATION
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000
                              (CONTINUED)




REVERSE ACQUISITION

On March 16, 2001 Lite King Corp. (LKC) merged with NCSI in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, LKC issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. LKC had 2,484,646 shares issued and outstanding prior to the merger.

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




























This information is an integral part of the accompanying consolidated financial statements.

                                                        Page 12 of 18


                           LITE KING CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000


NOTE 1 - DEBT

Note Payable to Bank

The note payable to bank is a $400,000 revolving line of credit as of June 30, 2001 of which $150,000 was used as of June 30, 2001. Amounts drawn against the line of credit are payable on July 26, 2001 and bear interest at the local prime lending rate plus 1.0 percent (7.75 Percent at June 30, 2001). The line of credit is collateralized by substantially all of the Company's assets. A deposit of $10,000 is required to be in this bank whenever there is an outstanding balance. As of June 30, 2001, the Company is in compliance with this rule.

Long-term Debt

Long-term debt consists of the following:

                                                     June 30, 2001

Commercial note payable to Marquette Bank,
requiring monthly installments of $1,111
including interest at 8.75 percent per
year, with final payment due in June 2002,
secured by substantially all of the
Company's assets                                          $12,700

Commercial note payable to Marquette Bank,
requiring monthly installments of $4,055
including interest at 8.75 percent per
year, with final payment due in October
2002 secured by various vehicles.                          61,525
                                                          -------
  Total                                                    74,225

  Less current portion                                     58,579
                                                          -------
Long-term portion                                         $15,646
                                                          =======
Future maturities of long-term debt are
as follows:

  2002                                         $58,579
  2003                                          15,646
                                               -------
  TOTAL                                        $74,225
                                               =======




This information is an integral part of the accompanying consolidated financial statements.

                                                       Page 13 of 18


                          LITE KING CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000
                               (CONTINUED)

Note 2 - CONVERTIBLE DEBENTURES

During June 2001, the company issued Convertible Debentures in the amount of $350,000. The debentures mature in two years and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days.

NOTE 3 - OBLIGATIONS UNDER CAPITAL LEASE

The Company is leasing equipment under capitalized leases which expire at various dates through March 2003. Accumulated depreciation on the equipment as of June 30, 2001 is $24,671.

Future minimum lease payments under these leases are as follows:

        2002                                      $35,100
        2003                                       15,722
                                                  -------
        Total minimum lease payments               50,822

        Less amounts representing interest          4,071
                                                  -------
Present value of minimum lease payments           $46,751
                                                  =======
NOTE 4 - ADVERTISING

Advertising expense for the six months ended June 30, 2001 and 2000 totaled $14,919 and $2,503, respectively.

NOTE 5 - CASH FLOW DISCLOSURES

Cash paid for interest and income taxes was as follows:

                                         June 30,       June 30,
                                           2001           2000
                                                      (Unaudited)
                                         -------      -----------
Interest                                 $44,347        $39,833
Income taxes                                 -0-            -0-

The Company had the following noncash investing and financing transactions:

For the six months ended June 30, 2001, $298,769 of notes payable to shareholders were converted to common stock and $320,761 of notes payable to shareholders were converted to Convertible Debentures.

This information is an integral part of the accompanying consolidated financial statements.
                                                       Page 14 of 18


                         LITE KING CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000
                               (CONTINUED)


NOTE 6 - LEASE COMMITMENTS

The Company leases office and warehouse space under noncancellable operating leases expiring in 2002. Future minimum lease payments under these leases are as follows:

2002                                      $57,568
                                          -------
      TOTAL                               $57,568
                                          =======

Total rental expense for the six months ended June 30, 2001 and June 30, 2000 was $42,039 and $29,840, respectively.


NOTE 7 - SIGNIFICANT CONCENTRATIONS

Generally accepted accounting principles require disclosure of information about certain significant estimates and current vulnerabilities due to certain concentrations. These matters include the following:

  Approximately 68 and 82 Percent of the Company's net sales for the six months ended June 30, 2001 and 2000, respectively, were from one unrelated customer. The accounts receivable from this customer at June 30, 2001 and 2000 were $41,469 and $95,478, respectively.


NOTE 8 - CONTINGENCY

The Company's wholly owned subsidiary, NCSI, was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out of court settlement, the result of which was the company had to pay $45,000 to settle these claims. This expense is included in the six months ended June 30, 2001.


NOTE 9 - COMMON STOCK

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


This information is an integral part of the accompanying consolidated financial statements.
                                                        Page 15 of 18


                           LITE KING CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000
                                (CONTINUED)


NOTE 10 - STOCK OPTIONS AND WARRANTS

On January 8, 2001, the Company granted an option to purchase 200,000 shares of common stock for $2,000 no later than February 16, 2001. On the same day, the company issued stock purchase warrants to convert the entire principal and interest due of $298,770, under a Promissory Note, into 597,539 shares of common stock no later than February 16, 2001. On November 1, 2000, the company granted an option to purchase 51,490 shares of common stock for $1,000 no later than February 16, 2001. On February 16, 2001, all these options and warrants were exercised. As a result $54,000 was recognized as stock based compensation and $13,417 was recognized as stock based financial consulting fees during the six months ended June 30, 2001.

On April 7, 2001, the Company granted an option to purchase 50,000 shares of common stock for $1,000 on or after July 1, 2001, for financial consulting service. Since there is nothing in the agreement indicating the fair value of the services provided for this option, the fair value of the equity instrument issued (FAS 123, Paragraph 8) was used. As the result of granting this option, $13,087 was recorded as stock based financial consulting fee expense for the six months ended June 30, 2001.


NOTE 11 - POSTRETIREMENT EMPLOYEE BENEFITS

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment
(postretirement). Therefore, no provision is required under SFAS's 106 or 112.




















This information is an integral part of the accompanying consolidated financial statements.

                                                        Page 16 of 18


                            LITE KING CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000
                                 (CONTINUED)

NOTE 12 - INCOME TAXES

Income taxes are accrued at the statutory U.S. and state income tax rates.

Income tax expenses are as follows:
                                                  June 30, 2001
Current tax expense benefit:
  Income tax at statutory rates                       $    -0-

Deferred tax expense (benefit):
  Operating Loss Carryforward                         (284,564)
                                                      --------
  Total                                               (284,564)

Valuation allowance                                    284,564
                                                      --------
  Total Tax Expense (Benefit)                         $    -0-
                                                      ========
The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                  June 30, 2001

Deferred tax assets:
  Operating loss carryforwards                        $284,564
                                                      --------
  Gross deferred tax assets                            284,564
  Valuation allowance                                 (284,564)
                                                      --------
  Net deferred tax assets                             $    -0-
                                                      ========
On October 1, 2000, the Company terminated the election to be taxed as subchapter S corporation under IRC Section 1361. Currently, the Company is taxed as a "C" corporation. Prior to October 1, 2000, the Company was taxed as a subchapter S corporation. All income and deductions pass through to the shareholders individually. Therefore, no federal and state income taxes have been reflected in the financial statements prior to October 1, 2000.
The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $800,000. This loss is allowed to be offset against future income until the year 2021 when the NOL's will expire.

The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to substantial losses.




This information is an integral part of the accompanying consolidated financial statements.
                                                        Page 17 of 18


                             LITE KING CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000
                                   (CONTINUED)


NOTE 13 - OPERATIONS AND LIQUIDITY

The company has incurred losses for the twelve months ended December 31, 2000 and for the six months ended June 30, 2001. Until the Company's sales are sufficient to cover operating costs, the Company will need to fulfill working capital requirements through the sale of stock and the issuance of debt.

The ability of the Company to continue its operation is dependent on its having sufficient financial resources to bring its products and services to market. As a result of its recent losses, negative cash flows from operations, and accumulated deficits at June 30, 2001, there is doubt about the Company's ability to continue as a going concern, unless additional equity or debt financing is obtained.

Management believes that its current working capital, anticipated revenues and subsequent sales of stock and placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from June 30, 2001. However, any projections of future cash requirements and cash flows are subject to substantial uncertainty. There can be no assurance that sufficient financing will be available in amounts or on terms acceptable to the Company.

























This information is an integral part of the accompanying consolidated financial statements.



                                                        Page 18 of 18