Form 10QSB
period 2001-09-30
LITE KING CORP
filed 2001-12-12
CIK 1074267

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                       FORM 10-QSB
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 2001 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 0-25105

                         LITE KING CORP.
    ------------------------------------------------------
    (Exact Name of Registrant as Specified in its Charter)


            New York                           11-2996988
-------------------------------      -----------------------------
(State or other jurisdiction of      (I.R.S. Employer Incorporation
Identification Number)               or Organization)


   175 Courtland Avenue, Morton Illinois           61550
   ---------------------------------------------------------
   (Address of Principal Executive Office)       (Zip Code)


                        (309) 266-5771
    ----------------------------------------------------
    (Registrant's Telephone Number, Including Area Code)


        P.O. Box 940007, Belle Harbor, New York 11694
        ---------------------------------------------
                (Registrant's Former Address)


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

            APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,633,675 shares.

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





















                             LITE KING CORPORATION

                              FINANCIAL STATEMENT

                               SEPTEMBER 30, 2001





























                                I N D E X







                                                        Page


CONSOLIDATED BALANCE SHEET                              1-2


CONSOLIDATED STATEMENTS OF OPERATIONS                    3


CONSOLIDATED STATEMENTS OF CASH FLOWS                   4-5


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES              6-9


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT          10-14



                     LITE KING CORPORATION
                  CONSOLIDATED BALANCE SHEET
                          (UNAUDITED)


                          A S S E T S

                                                September 30,
                                                     2001


CURRENT ASSETS
  Cash and cash equivalents                      $   32,613
  Trade accounts receivable, less
   allowance for doubtful accounts
   of $12,973                                       377,009
  Inventories                                       187,113
                                                 ----------
    Total Current Assets                            596,735
                                                 ----------
PROPERTY AND EQUIPMENT
  Leasehold improvements                             25,152
  Office furniture and fixtures                      30,870
  Vehicles                                          257,446
  Warehouse equipment                                 2,893
  Computers                                         202,817
  Equipment under capital lease                      82,237
                                                  ---------
    Total, at cost                                  601,415

    Less accumulated depreciation                  (365,586)
                                                  ---------
    Net property and equipment                      235,829
                                                  ---------
OTHER ASSETS
  Deposit                                               681
                                                  ---------
    Total Other Assets                                  681
                                                  ---------

TOTAL ASSETS                                       $833,245
                                                  =========














See accompanying summary of accounting policies and notes to financial statements.

                      LITE KING CORPORATION
                    CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)

L I A B I L I T I E S  A N D  S T O C K H O L D E R S ' D E F I C I T

                                                  September 30,
                                                      2001


CURRENT LIABILITIES
  Accounts payable                                   $ 493,979
  Secured Borrowing                                    133,218
  Notes payable to bank                                149,844
  Current maturities of long-term debt                  56,130
  Current maturities of obligations under
   capital lease                                        34,086
  Sales tax payable                                      6,641
  Accrued payroll                                       21,537
  Payroll tax payable                                  116,276
  Accrued vacation                                      24,215
                                                    ----------
    Total current liabilities                        1,035,926
                                                    ----------
LONG TERM LIABILITIES
  Long-term debt, less current maturities                3,721
  Obligations under capital lease, less
   current maturities                                    8,840
  Convertible debentures                               400,000
                                                    ----------
    Total long-term liabilities                        412,561
                                                    ----------
    Total liabilities                                1,448,487
                                                    ----------
STOCKHOLDERS' DEFICIT

  Common stock, $.001 par value;
   50,000,000 shares authorized;
   7,633,675 issued and outstanding                      7,634
  Capital returned                                     (48,950)
  Additional paid in capital                         1,073,639
  Accumulated (deficit)                             (1,647,565)
                                                    ----------
    Total stockholders' deficit                       (615,242)
                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $  833,245
                                                    ==========








See accompanying summary of accounting policies and notes to financial statements.

                       LITE KING CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                     For the Three Months Ended
                                           September 30,
                                         2001             2000

NET SALES                             $  549,306      $1,096,905

COST OF SALES                            497,036         781,812
                                      ----------      ----------
    Gross profit                          52,270         315,093
                                      ----------      ----------
SELLING, GENERAL AND ADMINISTRATIVE
  Advertising                             13,824             -0-
  Administrative salaries                107,825         148,946
  Meals and entertainment                  8,950           3,961
  Office rent expenses                    15,980          15,804
  Professional fees                       63,925           1,786
  Group insurance                          7,450          11,465
  Utilities and telephone                 36,418          31,476
  Auto and truck expense                   6,991          12,790
  Depreciation expense                     7,126          11,803
  Miscellaneous                           29,820           6,084
  Equipment rental                           413           4,269
  Office supplies                         21,624          26,005
  Interest expense                        41,851          18,268
                                      ----------      ----------
    Total                                362,197         292,657
                                      ----------      ----------
    Income (Loss) before income tax     (309,927)         22,436

INCOME TAX EXPENSE                           -0-             -0-
                                      ----------      ----------
NET INCOME (LOSS)                     $ (309,927)     $   22,436
                                      ==========      ==========
  Basic and diluted earnings (loss)
   per share                          $     (.04)     $      .01
                                      ==========      ==========
  Weighted average number of common
   shares outstanding - basic          7,633,675       4,300,000
                                      ==========      ==========
  Weighted average number of common
   shares outstanding - diluted        7,683,675       4,300,000
                                      ==========      ==========












See accompanying summary of accounting policies and notes to financial statements.

                       LITE KING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                        For the Three Months Ended
                                              September 30,
                                            2001          2000


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                      $(309,927)      $  22,436
 Adjustments to reconcile net income
  (Loss) to net cash provided by
  operating activities:
   Depreciation                            17,440          39,721
   Gain on sale of equipment                 (700)            -0-
Effects of changes in operating
  assets and liabilities:
   Restricted Cash                         10,000             -0-
   Deposits                                   -0-             499
   Trade accounts receivable             (157,289)        184,542
   Accounts receivable from employees          59           3,892
   Inventories                             42,211          18,049
   Accounts payable                       155,078        (208,811)
   Secured Borrowing                      133,218             -0-
   Accrued sales tax                      (29,374)         (3,268)
   Accrued payroll                         (5,251)        (12,979)
   Payroll tax payable                     12,328             -0-
   Accrued vacation                          (120)            -0-
   Other accrued liabilities              (20,790)            -0-
                                        ---------       ---------
     Net cash provided by (used in)
      operating activities               (153,117)         44,081
                                        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment            700             -0-
   Purchase of property and equipment         -0-          (9,411)
                                        ---------       ---------
     Net cash provided by (used in)
      investing activities                    700          (9,411)
                                        ---------       ---------













See accompanying summary of accounting policies and notes to financial statements.

                         LITE KING CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (CONTINUED)
                              (UNAUDITED)



                                       For the Three Months Ended
                                               September 30,
                                            2001           2000

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (payments) under
  line-of Credit                       $    (156)      $  (13,365)
 Payments on obligations under capital
  lease                                   (3,825)          (3,508)
 Payments on long-term debt              (14,374)             -0-
 Proceeds from (payments on)
  notes payable to stockholders              -0-          (48,273)
 Proceeds from (payments on)
  Convertible Debentures                  50,000              -0-
                                        --------        ---------
  Net cash provided by (used in)
   financing activities                   31,645          (65,146)
                                        --------        ---------
NET INCREASE (DECREASE)IN CASH AND CASH
 EQUIVALENTS                            (120,772)         (30,476)


CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                               153,385           44,078
                                       ---------        ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                        $  32,613       $   13,602
                                       =========       ==========






















See accompanying summary of accounting policies and notes to financial statements.

                        LITE KING CORPORATION
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                             (UNAUDITED)

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

                      LITE KING CORPORATION
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                           (UNAUDITED)
                           (CONTINUED)



INVENTORIES

Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. Inventories consist principally of raw materials.

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


INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes.' SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

                    LITE KING CORPORATION
          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                        (UNAUDITED)
                        (CONTINUED)


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

The current asset, 'Costs and estimated earnings in excess of billings on uncompleted contracts,' represents revenues recognized in excess of amounts billed. The current liability, 'Billings in excess of costs and estimated earnings on uncompleted contracts,' represents billings in excess of revenues recognized. As of September 30, 2001, there were no costs and estimated earnings in excess of billing on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

Contracts less than $10,000 are included in material inventory due to size and short duration.


EARNINGS PER SHARE

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, 'Earnings per Share.' SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the previous fully diluted earnings per share calculation method. SFAS 128 became effective December 31, 1997. The Company follows SFAS 128.

                       LITE KING CORPORATION
          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                          (UNAUDITED)
                          (CONTINUED)




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

                       LITE KING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                          (UNAUDITED)
                          (CONTINUED)


NOTE 1 - DEBT

Note Payable to Bank

On July 25, 2001, the Company obtained a $150,000 short-term note payable. As of September 30, 2001, the note balance was $149,844. The note is payable on January 23, 2002 and bears interest at the local prime lending rate plus 1.0 percent (7.00 percent at September 30, 2001). The note is collateralized by substantially all of the Company's assets and personally guaranteed by two shareholders.

Long-term Debt

Long-term debt consists of the following:

                                               September 30, 2001

Commercial note payable to Marquette Bank,
requiring monthly installments of $1,111
including interest at 8.75 percent per
year, with final payment due in June 2002,
secured by substantially all of the
Company's assets                                        $ 9,654

Commercial note payable to Marquette Bank,
requiring monthly installments of $4,055
including interest at 8.75 percent per
year, with final payment due in October
2002 secured by various vehicles.                        50,197
                                                        -------
Total                                                    59,851

Less current portion                                     56,130
                                                        -------
Long-term portion                                       $ 3,721
                                                        =======
Future maturities of long-term debt are as follows:

  2002                                                  $56,130
  2003                                                    3,721
                                                        -------
  TOTAL                                                 $59,851
                                                        =======

                  LITE KING CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                      (UNAUDITED)
                      (CONTINUED)

Note 2 - CONVERTIBLE DEBENTURES

During June and July 2001, the company issued Convertible Debentures in the amount of $400,000. The debentures mature in two years and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days.

NOTE 3 - OBLIGATIONS UNDER CAPITAL LEASE

The Company is leasing equipment under capitalized leases which expire at various dates through March 2003. Accumulated depreciation on the equipment as of September 30, 2001 is $31,250.

Future minimum lease payments under these leases are as follows:

    2002                                    $30,671
    2003                                     15,722
                                            -------
    Total minimum lease payments             46,393

    Less amounts representing interest        3,467
                                            -------
Present value of minimum lease payments     $42,926
                                            =======
NOTE 4 - CASH FLOW DISCLOSURES

Cash paid for interest and income taxes was as follows:

                            September 30          September 30
                                2001                  2000
Interest                     $   -0-                $ 3,035
Income taxes                     -0-                    -0-

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During three months ended September 30, 2001 the Company entered in a 'Sale and Purchase Agreement' with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities' and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee

                    LITE KING CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                          (UNAUDITED)
                          (CONTINUED)


includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination).

The Company's wholly owned subsidiary, NCSI, was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the six months ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. No payroll tax payment was made for the three months ended September 30, 2001. An additional $17,633 was accrued for interest and penalty to the Internal Revenue Service. As of September 30, 2001, the outstanding payroll tax payable balance was $116,276.

The Company leases office and warehouse space under noncancellable operating leases expiring in 2002. Future minimum lease payments under these leases are as follows:

  2002                              $39,753
                                    -------
     TOTAL                          $39,753
                                    =======

Total rental expense for the three months ended September 30, 2001 and 2000 was $21,545 and $17,769, respectively.

NOTE 6 - SIGNIFICANT CONCENTRATIONS

Generally accepted accounting principles require disclosure of information about certain significant estimates and current vulnerabilities due to certain concentrations. These matters include the following:

Approximately 24 and 71 Percent of the Company's net sales for the three months ended September 30, 2001 and 2000, respectively, were from one unrelated customer. The accounts receivable from this customer at September 30, 2001 and 2000 were $30,996 and $13,335, respectively.

NOTE 7 - COMMON STOCK

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

                     LITE KING CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                         (UNAUDITED)
                         (CONTINUED)


NOTE 8 - POSTRETIREMENT EMPLOYEE BENEFITS

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 9 - INCOME TAXES

Income taxes are accrued at the statutory U.S. and state income tax rates.

Income tax expenses are as follows:
                                                   September 30,
                                                        2001
Current tax expense benefit:
Income tax at statutory rates                       $     -0-

Deferred tax expense (benefit):
Operating Loss Carryforward                          (397,235)
                                                    ---------
Total                                                (397,235)

Valuation allowance                                   397,235
                                                    ---------
Total Tax Expense (Benefit)                         $     -0-
                                                    =========
The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                  September 30,
                                                       2001

Deferred tax assets:
Operating loss carryforwards                        $ 397,235
                                                    ---------
Gross deferred tax assets                             397,235
Valuation allowance                                  (397,235)
                                                    ---------
Net deferred tax assets                             $     -0-
                                                    =========

On October 1, 2000, the Company terminated the election to be taxed as subchapter S corporation under IRC Section 1361. Currently, the Company is taxed as a 'C' corporation. Prior to October 1, 2000, the Company was taxed as a subchapter S corporation. All income and deductions pass through to the shareholders individually. Therefore, no federal and state income taxes have been reflected in the financial statements prior to October 1, 2000.

                      LITE KING CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                            (UNAUDITED)
                            (CONTINUED)


The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $1,110,000. This loss is allowed to be offset against future income until the year 2021 when the NOL's will expire.

The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to substantial losses.

NOTE 10 - OPERATIONS AND LIQUIDITY

The Company has incurred losses for the twelve months ended December 31, 2000, for the six months ended June 30, 2001 and for the three months ended September 30, 2001. Until the Company's sales are sufficient to cover operating costs, the Company will need to fulfill working capital requirements through the sale of stock and the issuance of debt.

The ability of the Company to continue its operation is dependent on its having sufficient financial resources to bring its products and services to market. As a result of its recent losses, negative cash flows from operations, and accumulated deficits at September 30, 2001, there is doubt about the Company's ability to continue as a going concern, unless additional equity or debt financing is obtained.

Management believes that its current working capital, anticipated revenues and subsequent sales of stock and placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from September 30, 2001. However, any projections of future cash requirements and cash flows are subject to substantial uncertainty. There can be no assurance that sufficient financing will be available in amounts or on terms acceptable to the Company.

NOTE 11 - STOCK OPTIONS AND WARRANTS

On April 7, 2001, the Company granted an option to purchase 50,000 shares of common stock for $1,000 on or after July 1, 2001, for financial consulting services. Since there is nothing in the agreement indicating the fair value of the services provided for this option, the fair value of the equity instrument issued (FAS 123, Paragraph 8) was used. As the result of granting this option, $13,087 was recorded as stock based financial consulting fee expense for the six months ended June 30, 2001. This option was outstanding at September 30, 2001 and is included in the diluted weighted average number of common shares outstanding calculation.

NOTE 12 - INTERIM FINANCIAL REPORTING

The unaudited financial statements of the Company for the period July 1, 2001 through September 30, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

Item 2. Management's Discussion and Analysis or Plan of
Operation.

     The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in the Form 10-QSB. See "Information Regarding Forward-Looking
Statements".

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

     Lite King Corp functions as the parent company for its wholly owned subsidiary, National Cabling Services, Inc. The Registrant filed an 8-K on July 24, 2001 reporting that on July 15, 2001, National Cabling amended its by-laws and changed its fiscal year from a calendar year to July 1st through June 30th, in order to have the same fiscal year as the Registrant.

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

     These services are offered to a variety of clients, from value added resellers to individual customers.
Clients range in size from Fortune 500 companies to small privately held enterprises and include schools, universities and various federal and state government agencies. The largest customer accounted for approximately 71% of revenue for the three months ended
September 30, 2000 as compared to 24% for the three months ended September 30, 2001. The loss of the business of its largest customer could have a material adverse effect on the financial condition of the Registrant.

     The Company is broadening its marketing effort to reach out to new potential customers and is actively seeking strategic acquisition candidates to continue the growth of the enterprise. The markets the Registrant plans to expand into are: Missouri, Arkansas, Texas, Colorado and Arizona.

     The Company is planning to aggressively acquire existing local fiber-optic cable plant installation and maintenance companies in those markets or open new branch offices in those locations. The acquisitions will be accomplished through asset-purchases using the common stock and hiring the acquisition candidate's employees.

     In those markets where acquisitions could not be achieved, the Company will open new branch offices and hire local technicians to service its customers.

     During the three months ended September 30, 2001, the Registrant generated revenues of $549,306. During the three months ended September 30, 2000 the Registrant generated revenues of $1,096,905. During the three months ended September 30, 2001, the Registrant had a net loss of $309,927 as compared with net income of $22,436 for the three months ended September 30, 2000.

     Results may be materially affected by the timing of new customer projects. National Cabling was fully engaged in a national infrastructure rollout project for a Fortune
500 company during the three months ended September 30, 2000. This accounted for the higher revenue when comparing the three months ended September 30, 2000 to the revenue for the three months ending September 30, 2001. National Cabling is currently providing maintenance services for this customer. The volume of business has been adversely affected by declines in infrastructure projects resulting from adverse regional or national economic conditions. Operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent period.

     Gross margin for the three months ended September 30, 2001 decreased by $262,823 when compared to the three months ended September 30, 2000. This decrease is the direct result of the decrease in sales that prevented the full absorption of fixed indirect job costs. Management is attempting to expand its markets, increase sales and reduce fixed indirect job costs to improve gross margin.

     Selling, general and administrative expenses increased by $69,540 or approximately 24% when comparing expenses for the three months ended September 30, 2001 and the three months ended September 30, 2000. The increase in selling, general and administrative expenses is primarily attributable to the increase in professional fees of $62,139 attributable to the merger of the Registrant and National Cabling Services, Inc.; interest expense of $23,583 attributable to interest on the Convertible Debentures and vendor finance charges; and advertising expense of $13,824 attributable to the Registrant's efforts to expand its markets. These increases were partially offset by a reduction in administrative salaries of $41,121 as a result of employee attrition.

     On April 7, 2001, the Registrant granted an option to purchase 50,000 shares of common stock for $1,000 on or after July 1, 2001 for financial consulting service. As of September
30, 2001 this option had not been exercised.

     During the three months ended September
30, 2001, the Registrant issued Convertible
Debentures in the amount of $50,000 bringing the total amount of Convertible Debentures issued and outstanding as of September 30, 2001 to $400,000. The debentures bear interest at twelve percent annually, maturing two years from date of issuance and convertible into shares of common stock of the Registrant at $2.00 per share, including registration rights.

     With the exception of medical insurance
premiums and gasoline prices, the Company does not believe that the impact of inflation on its activities is significant.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

     The Registrant's wholly owned subsidiary, National
Cabling Services Inc. was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The
Registrant acquired this liability in the merger. On
February 15, 2001 the Registrant agreed to a settlement with plaintiffs by agreeing to pay the plaintiffs the amount of $45,000.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3, Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security
Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

None.

(b) Reports on Form 8-K:

      Form 8-K/A filed June 11, 2001; 8-K filed July 25,
2001; Items 1 and 2.


                        SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     LITE KING CORP
                                     ------------------
                                     (Registrant)
Date: December 10, 2001
-----------------------
                                     /s/ Rob Personett
                                     ------------------
                                     Rob Personett,
                                     Secretary/Treasurer