Form 10QSB
period 2001-12-31
LITE KING CORP
filed 2002-02-19
CIK 1074267


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                       Exchange Act of 1934

                         For the quarterly period ended December 31, 2001

[ ]         Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934



                For the transition period from __________ to __________

                           Commission File No. 0-25105

                                    LITE KING CORP.
                                    ---------------
                (Exact name of registrant as specified in its charter)

                  New York                                                              11-2996988
               --------------                                                           ---------------

      (State of other jurisdiction of incorporatin or organization         (I.R.S. Employer Identification Number)

   175 West Courtland Avenue, Morton, IL                                                    61550
-------------------------------------------------                                           --------
  (Address of principal executive offices)                                                (Zip Code)


  REGISTRANT'S TELEPHONE NUMBER, INCLUDING                                              (309) 266-5771
                 AREA CODE:
-------------------------------------------                               --------------------------------------


    (1)     Registrant  has filed all  reports  required  to be filed by  Section  13 or 15(d) of the  Securities
            Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant was required to file such reports), and

    (2)     has been subject to such filing requirements for the past 90 days.

                [X]Yes                                        [ ]No

            As of February 11, 2002, there were 7,633,675 shares outstanding of the issuer's common stock.

                                     PART I



                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              LITE KING CORPORATION
                              ---------------------

                               FINANCIAL STATEMENT
                               -------------------

                                DECEMBER 31, 2001
                                -----------------

                                    I N D E X
                                    ---------

                                                                     Page
                                                                     ----


CONSOLIDATED BALANCE SHEET                                           5-6

CONSOLIDATED STATEMENTS OF OPERATIONS                                7-8

CONSOLIDATED STATEMENTS OF CASH FLOWS                                9-10

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                           11-14

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT                        15

                              LITE KING CORPORATION
                              ---------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (UNAUDITED)
                                   -----------

                                   A S S E T S
                                   -----------

                                                            December 31,
                                                                 2001
                                                            --------------

CURRENT ASSETS
--------------
   Cash and cash equivalents                                    $ 46,762
   Trade accounts receivable, less
    allowance for doubtful accounts
    of $12,973                                                   250,209
   Inventories                                                   173,114
                                                                --------

     Total Current Assets                                        470,085
                                                                --------

PROPERTY AND EQUIPMENT
----------------------
   Leasehold improvements                                         25,152
   Office furniture and fixtures                                  30,870
   Vehicles                                                      257,446
   Warehouse equipment                                             2,893
   Computers                                                     203,758
   Equipment under capital lease                                  82,237
                                                                --------

     Total, at cost                                              602,356

     Less accumulated depreciation                              (390,745)
                                                                --------

     Net property and equipment                                  211,611
                                                                --------

OTHER ASSETS
------------
   Deposit                                                           681
                                                                --------

     Total Other Assets                                              681
                                                                --------


TOTAL ASSETS                                                    $682,377
------------                                                    ========


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              LITE KING CORPORATION
                              ---------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (UNAUDITED)
                                   -----------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
                                                            December 31,
                                                                 2001
                                                            ---------------

CURRENT LIABILITIES
-------------------
   Accounts payable                                          $  581,809
   Secured Borrowing                                             36,333
   Notes payable to bank                                        149,844
   Current maturities of long-term debt                          50,945
   Current maturities of obligations under
    capital lease                                                34,338
   Sales tax payable                                              2,360
   Accrued payroll                                               10,627
   Payroll tax payable                                          115,596
   Accrued vacation                                              27,883
                                                            -----------

     Total current liabilities                               1,009,735
                                                            ----------

LONG TERM LIABILITIES
---------------------
   Long-term debt, less current maturities                          -0-
   Obligations under capital lease, less
    current maturities                                            2,748
   Convertible debentures                                       400,000
                                                            -----------

     Total long-term liabilities                                402,748
                                                            -----------

     Total liabilities                                       1,412,483
                                                            ----------

STOCKHOLDERS' DEFICIT
---------------------
   Common stock, $.001 par value;
    50,000,000 shares authorized;
    7,633,675 issued and outstanding                              7,634
   Capital returned                                             (48,950)
   Additional paid in capital                                 1,073,639
   Accumulated (deficit)                                     (1,762,429)
                                                             ----------

     Total stockholders' deficit                              (730,106)
                                                            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $  682,377
-------------------------------------------                 ==========

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              LITE KING CORPORATION
                              ---------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                    For the Six Months Ended
                                                           December 31,
                                                        2001             2000
                                                    ---------------------------

NET SALES                                             $  946,100     $1,781,808
---------

COST OF SALES                                            801,311      1,442,568
-------------                                         ----------     ----------

      Gross profit                                       144,789        339,240
                                                      ----------     ----------

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------
   Administrative salaries                               192,748        274,049
   Office rent expenses                                   26,633         30,457
   Professional fees                                     109,705         11,045
   Utilities and telephone                                57,452         43,979
   Depreciation expense                                   13,991         26,080
   Other selling, general and administrative              76,326         41,672
   Office supplies                                        25,770         25,786
   Bad debt expense                                          -0-          1,130
                                                      ----------     ----------

      Total                                              502,625        454,198
                                                      ----------     ----------

     Income (Loss) from operations                      (357,836)      (114,958)
     Interest expense                                     66,955         87,985
                                                      ----------     ----------

NET INCOME (LOSS)                                     $ (424,791)    $ (202,943)
-----------------                                     ===========    ==========
   Basic and diluted earnings (loss)
    per share                                         $     (.06)    $     (.05)
                                                      ==========     ==========
   Weighted average number of common
    shares outstanding - basic                         7,633,675      4,300,000
                                                      ==========     ==========
   Weighted average number of common
    shares outstanding - diluted                       7,683,675      4,300,000
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

                              LITE KING CORPORATION
                              ---------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                    For the Three Months Ended
                                                           December 31,
                                                        2001             2000
                                                     ----------      ----------

NET SALES                                             $  396,794     $  684,903
---------
COST OF SALES                                            304,275        660,756
-------------                                         ----------     ----------

      Gross profit                                        92,519         24,147
                                                      ----------     ----------

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------
   Administrative salaries                                84,923        125,103
   Office rent expenses                                   10,653         14,653
   Professional fees                                      45,780          9,259
   Utilities and telephone                                21,034         12,503
   Depreciation expense                                    6,865         14,277
   Other selling, general and administrative               8,878          3,103
   Office supplies                                         4,146          (219)
   Bad debt expense                                          -0-          1,130
                                                      -----------    ----------


      Total                                              182,279        179,809
                                                      ----------     ----------

     Income (Loss)from operations                        (89,760)     (155,662)
     Interest expense                                     25,104         69,717
                                                      ----------     ----------

NET INCOME (LOSS)                                     $ (114,864)   $ (225,379)
-----------------                                     ==========     ==========
   Basic and diluted earnings (loss)
    per share                                         $     (.02)   $     (.05)
                                                      ==========     ==========
   Weighted average number of common
    shares outstanding - basic                         7,633,675      4,300,000
                                                      ==========     ==========
   Weighted average number of common
    shares outstanding - diluted                       7,633,675      4,300,000
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

                              LITE KING CORPORATION
                              ---------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                     For the Six Months Ended
                                                            December 31,
                                                        2001             2000
                                                     ----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net income (loss)                                   $(424,791)      $ (202,943)
 Adjustments to reconcile net income
  (Loss) to net cash provided by operating
   activities:
    Depreciation                                        42,596           67,386
    Gain on sale of equipment                             (700)           -0-
 Effects of changes in operating assets
   and liabilities:
    Restricted Cash                                     10,000            -0-
   Deposits                                              -0-            (14,816)
   Trade accounts receivable                           (30,488)         142,549
   Accounts receivable from employees                       59            3,850
   Inventories                                          56,210          274,410
    Costs and estimated earnings in excess
     of billings                                         -0-            (98,778)
   Accounts payable                                    242,910         (143,536)
   Secured Borrowing                                    36,333            -0-
   Accrued sales tax                                   (33,655)          (1,359)
   Accrued payroll                                     (16,161)           5,714
   Payroll tax payable                                  11,648            -0-
   Accrued vacation                                      3,548           14,179
   Other accrued liabilities                           (20,790)            (385)
                                                      ---------       ----------

      Net cash provided by (used in)
       operating activities                           (123,281)          46,271
                                                      ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                         700            -0-
   Purchase of property and equipment                     (941)          (4,394)
                                                      ---------       ----------

      Net cash provided by (used in)
       investing activities                               (241)          (4,394)
                                                      ---------       ----------


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
                                   -----------

                                                     For the Six Months Ended
                                                           December 31,
                                                       2001             2000
                                                     ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Net borrowings (payments) under line-of
  credit                                             $    (156)      $   27,475
 Payments on obligations under capital
  lease                                                 (9,665)          (8,859)
 Payments on long-term debt                            (23,280)         (42,170)
 Proceeds from (payments on)
  notes payable to stockholders                            -0-          (48,273)
 Proceeds from (payments on)
  Convertible Debentures                                50,000              -0-
                                                      --------         --------

  Net cash provided by (used in)
    financing activities                                16,899          (71,827)
                                                      --------         --------

NET INCREASE (DECREASE)IN CASH AND CASH
---------------------------------------
 EQUIVALENTS                                          (106,623)         (29,950)
 -----------


CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                           153,385           44,078
   ---------                                         ---------         --------


CASH AND CASH EQUIVALENTS, END OF PERIOD             $  46,762       $   14,128
----------------------------------------             =========       ==========



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------

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

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------


INVENTORIES
-----------

Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. Inventories consist principally of raw materials.

LEASEHOLD IMPROVEMENTS AND EQUIPMENT
------------------------------------

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


ADVERTISING
-----------

The Company expenses advertising costs as incurred. Advertising expense for the six months ended December 31, 2001 and 2000 was $13,824 and $-0-, respectively.


INCOME TAXES
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------


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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, fringes, and insurance costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

EARNINGS PER SHARE
------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------

previous fully diluted earnings per share calculation method. SFAS 128 became effective December 31, 1997. The Company follows SFAS 128.

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

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------


NOTE 1 - DEBT
-------------

Note Payable to Bank
--------------------

On July 25, 2001, the Company obtained a $150,000 short-term note payable. As of December 31, 2001, the note balance was $149,844. The note is payable on January 23, 2002 and bears interest at the local prime lending rate plus 1.0 percent (5.75 percent at December 31, 2001). The note is collateralized by substantially all of the Company's assets and personally guaranteed by two shareholders.

Long-term Debt
--------------

Long-term debt consists of the following:
                                                            December 31, 2001
                                                            -----------------

Commercial note payable to Marquette Bank,
requiring  monthly  installments of $1,111
including  interest  at 8.75  percent  per
year, with final payment due in June 2002,
secured  by   substantially   all  of  the
Company's assets                                                   $ 7,594

Commercial note payable to Marquette Bank,
requiring  monthly  installments of $4,055
including  interest  at 8.75  percent  per
year,  with final  payment  due in October
2002 secured by various vehicles.                                   43,351
                                                                   -------

   Total                                                            50,945

   Less current portion                                             50,945
                                                                   -------

Long-term portion                                                  $   -0-
-----------------                                                  =======

Future maturities of long-term debt are as follows:

   2002                                                           $50,945
   2003                                                               -0-
                                                                  -------

   TOTAL                                                          $50,945
                                                                  =======

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------


Note 2 - CONVERTIBLE DEBENTURES
-------------------------------

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

NOTE 3 - OBLIGATIONS UNDER CAPITAL LEASE
----------------------------------------

The Company is leasing equipment under capitalized leases which expire at various dates through March 2003. Accumulated depreciation on the equipment as of December 31, 2001 is $30,198.

Future minimum lease payments under these leases are as follows:

   2002                                                     $23,915
   2003                                                      15,722
                                                            -------
   Total minimum lease payments                              39,637

   Less amounts representing interest                         2,551
                                                            -------

Present value of minimum lease payments                     $37,086
                                                            =======

NOTE 4 - CASH FLOW DISCLOSURES
------------------------------

Cash paid for interest and income taxes was as follows:

                                                December 31          December 31
                                                    2001                 2000
                                                ------------         -----------
Interest                                          $48,987            $  3,035
Income taxes                                          -0-                  -0-

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

During six months ended December 31, 2001 the Company entered in a Sale and Purchase Agreement with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125,

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination).

The Company's wholly owned subsidiary, NCSI, was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the six months ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. No payroll tax payment was made for the three months ended December 31, 2001. An additional $17,633 was accrued for interest and penalty to the Internal Revenue Service. As of December 31, 2001, the outstanding payroll tax payable balance was $115,596.

The Company leases office and warehouse space under noncancellable operating leases expiring in 2002. Future minimum lease payments under these leases are as follows:

   2002                                                     $21,938
                                                            -------
   TOTAL                                                    $21,938
                                                            =======

Total rental expense for the three months ended December 31, 2001 and 2000 was $14,363 and $23,818, respectively. Rental expense for the six months ended December 31, 2001 and 2000 was $35,908 and $41,587, respectively.

NOTE 6 - SIGNIFICANT CONCENTRATIONS
------------------------------------

Generally accepted accounting principles require disclosure of information about certain significant estimates and current vulnerabilities due to certain concentrations. These matters include the following:

Approximately 30 and 73 percent of the Company's net sales for the three months ended December 31, 2001 and 2000, respectively, were from one unrelated

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------

customer. For the six month period ended December 31, 2001 and 2000 orders to one unrelated customer amounted to 30 and 71 percent of the Company's sales. The accounts receivable from this customer at December 30, 2001 and 2000 were $66,432 and $160,212, respectively.

NOTE 7 - COMMON STOCK
---------------------

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

NOTE 8 - POSTRETIREMENT EMPLOYEE BENEFITS
-----------------------------------------

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 9 - INCOME TAXES
---------------------

Income taxes are accrued at the statutory U.S. and state income tax rates.

Income tax expenses are as follows:
                                                               December 31,
                                                                   2001
                                                               ------------
Current tax expense benefit:
   Income tax at statutory rates                               $     -0-

Deferred tax expense (benefit):
   Operating Loss Carryforward                                  (157,119)
                                                               ---------

   Total                                                        (157,119)

Valuation allowance                                              157,119
                                                               ---------

   Total Tax Expense (Benefit)                                 $     -0-
                                                               =========

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------

The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                               December 31,
                                                                   2001
                                                               ------------

Deferred tax assets:
   Operating loss carryforwards                                $ 441,683
                                                               ---------
   Gross deferred tax assets                                     441,683
   Valuation allowance                                          (441,683)
                                                               ---------

   Net deferred tax assets                                     $     -0-
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

The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $1,225,000. This loss is allowed to be offset against future income until the year 2021 when the NOL's will expire.

The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to substantial losses.

NOTE 10 - OPERATIONS AND LIQUIDITY
----------------------------------

The Company has incurred losses for the twelve months ended December 31, 2000, for the six months ended June 30, 2001 and for the six months ended December 31, 2001. Until the Company's sales are sufficient to cover operating costs, the Company will need to fulfill working capital requirements through the sale of stock and the issuance of debt.

The ability of the Company to continue its operation is dependent on its having sufficient financial resources to bring its products and services to market. As a result of its recent losses, negative cash flows from operations, and accumulated deficits at December 31, 2001, there is doubt about the Company's ability to continue as a going concern, unless additional equity or debt financing is obtained.

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------

Management believes that its current working capital, anticipated revenues and subsequent sales of stock and placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 2001. However, any projections of future cash requirements and cash flows are subject to substantial uncertainty. There can be no assurance that sufficient financing will be available in amounts or on terms acceptable to the Company.

NOTE 11 - STOCK OPTIONS AND WARRANTS
------------------------------------

On April 7, 2001, the Company granted an option to purchase 50,000 shares of common stock for $1,000 on or after July 1, 2001, for financial consulting services. Since there is nothing in the agreement indicating the fair value of the services provided for this option, the fair value of the equity instrument issued (FAS 123, Paragraph 8) was used. As the result of granting this option, $13,087 was recorded as stock based financial consulting fee expense for the six months ended June 30, 2001. This option was outstanding at December 31, 2001 and is included in the diluted weighted average number of common shares outstanding calculation.

NOTE 12 - INTERIM FINANCIAL REPORTING
-------------------------------------

The unaudited financial statements of the Company for the period July 1, 2001 through December 31, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

NOTE 13 - SUBSEQUENT EVENTS
---------------------------

On January 23, 2002, the note payable to the bank became due. The note was recasted with Robert F, Personett and Wallace F. Pennington jointly and severally responsible for payment of note. The note bears interest at a fixed rate of 6% per annum and is payable on August 2, 2002. Mr. Personett is an officer and a director and Mr. Pennington is a director.

On February 14, 2002, the Company entered into a securities purchase agreement with certain investors. Under the terms of the agreement, the investors will purchase $250,000 of convertible debentures. The debentures mature in two years and bear interest at 5% annually. At the Company's option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. The investors, at their option, are entitled to voluntarily convert the debentures to common shares of the Company.

On February 14, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. Subject to terms and conditions of the agreement, the Company can issue and sell to Cornell Capital, from time to time, up to $20,000,000 of the Company's common stock. The term of the agreement is thirty-six months. The purchase price of the stock is based on future market price of the common stock less a 9% discount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             INTRODUCTORY STATEMENTS


                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This filing contains forward-looking statements, including statements regarding, among other things: (a) the growth strategies of Lite King Corp. (the Company);
(b) anticipated trends in our Company's industry; (c) our Company's future financing plans; and (d) our Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words believes, anticipates, intends, in anticipation of, and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on our Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond our Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. Our Company does not undertake any obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect any future events or circumstances.


                                     GENERAL

      The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of this Form 10-QSB.

      On March 9, 2001, the Company entered into a written merger agreement subject to due diligence to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation ("National Cabling") which provides professional design and installation of structured cable systems and electronics in support of high speed telecommunications services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The share exchange and business reorganization pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. Pursuant to the Agreement and Plan of Merger ("Agreement"), National Cabling merged with and into a wholly owned subsidiary of the Company, King Cabling Corp.; all of the outstanding common shares of National Cabling were exchanged for common shares of the Company; and the existing Board of Directors and Officers of the Company resigned and three members on National Cabling's Board of Directors and Officers remained to fulfill their un-expired terms.

      Lite King Corp. functions as the parent company for its wholly owned subsidiary, National Cabling Services, Inc. The Company filed an 8-K on July 24, 2001 reporting that on July 15, 2001, National Cabling amended its By-Laws and changed its fiscal year from a calendar year to July 1 through June 30, in order to have the same fiscal year as the Company.

      National Cabling's business activities include providing consulting services for integrating disparate systems, evaluating current systems and developing solutions for evolving technologies. National Cabling provides design and engineering services for a wide variety of telecommunications and infrastructure systems, including inside plant, outside plant, campus environments, wireless RF systems, microwave PP, video distribution, VoIP and PBX systems, fiber optics and aerial cable installations. National Cabling performs installation services in a wide variety of environments including warehouses, manufacturing plants, campuses, office buildings and multi-site rollouts. National Cabling also provides project management.

      Our services are offered to a variety of clients, including value-added resellers and individual end-use customers. National Cablings' clients range in size from Fortune 500 companies to small privately held enterprises and include schools, universities and various state and federal government agencies. Our largest customer accounted for approximately 30% and 73% of the Company's net sales for the six months ended December 31, 2001 and December 31, 2000, respectively. The loss of the business of its largest customer could have a material adverse effect on the financial condition of the Company.

      The Company anticipates broadening its marketing efforts to reach out to new potential customers and is actively seeking strategic acquisition candidates to continue the growth of the enterprise. The Company anticipates expanding into Missouri, Arkansas, Texas, Colorado and Arizona in the future.

      The Company anticipates acquiring existing local fiber-optic cable plant installation and maintenance companies in those markets or opening new branch offices. Acquisitions may be accomplished through asset-purchases using common stock of the Company, and the hiring the acquisition candidate's employees. In those markets where acquisitions cannot be achieved, the Company may open new branch offices and hire local technicians to service its customers.


                              RESULTS OF OPERATIONS


                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

      REVENUE. For the three months and six months ended December 31, 2001, the Company had revenues of $396,794 and $946,100, respectively, as compared to revenues of $684,903 and $1,781,808, respectively, for the three months and six months ended December 31, 2000. For the three months and six months ended December 31, 2001, this represents a decrease of approximately 42% and 47%, respectively, as a result of the national economic slowdown experienced during the six months ended December 31, 2001, especially as it relates to the technology sector.

      COST OF SALES. For the three months and six months ended December 31, 2001, the Company had costs of sales of $304,275 and $801,311, respectively, as compared to cost of sales for the three months and six months ended December 31, 2000 of $660,756 and $1,442,568, respectively, a decrease of approximately 54% and 44%, respectively.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months and six months ended December 31, 2001, selling, general and administrative expenses amounted to $182,279 and $502,625, respectively, as compared to $179,809 and $454,198, respectively, for the three months and six months ended December 31, 2000. This represents an increase of $2,470 and $48,427, respectively, or approximately 1.4% and 10.7%, respectively. Administrative salaries decreased in both periods as a result of employee attrition. Professional fees increased in both periods as a result of increased legal, accounting and consulting fees related to the National Cabling merger and the operation of a publicly traded company. All other selling, general and administrative expenses increased by a total of $6,129 or 13.5% for the three months ended December 31, 2001 and $31,068 or 18.4% for the six months ended December 31, 2001 when compared to the same periods ended December 31, 2000.

      INTEREST EXPENSE. For the three months and six months ended December 31, 2001, interest expense amounted to $25,104 and $66,955, respectively, as compared to $69,717 and $87,985, respectively, for the three months and six months ended December 31, 2000. This decrease is primarily attributable to the conversion of stockholder loans to the Company to common stock during 2001.


               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001

      Total assets at December 31, 2001 were $682,377. Total assets at December 31, 2001 were comprised mainly of $250,209 of trade accounts receivable net of an allowance for doubtful accounts of $12,973, inventory of $173,114 and property and equipment of $211,611 net of accumulated depreciation. Total current assets at December 31, 2001 amounted to $470,085, while total current liabilities for the same period amounted to $1,009,735, creating a working capital deficit of $539,650 at December 31, 2001. Total liabilities as of December 31, 2001 were $1,412,483. Shareholders' deficit as of December 31, 2001 was $(730,106). The shareholders' deficit is the result of accumulated losses from operations.


                         LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has relied principally on the sale of common stock and stockholder and bank debt to finance its operations.

      On April 7, 2001, the Company granted an option to purchase 50,000 shares of common stock for $1,000 on or after July 1, 2001 for financial consulting services. As of December 31, 2001, this option had not been exercised.

      During the six months ended December 31, 2001, the Company issued Convertible Debentures in the principal amount of $50,000 bringing the total amount of Convertible Debentures issued and outstanding as of December 31, 2001 to $400,000. The debentures bear interest at twelve percent annually, maturing two years from date of issuance and convertible into shares of common stock of the Company at $2.00 per share. The debentures include registration rights.

      On February 14, 2002, the Company entered into a Securities Purchase Agreement with investors. These investors will purchase $250,000 of convertible debentures from the Company. The debentures mature in two years and bear interest at 5% annually. At the Company's option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or
(b) converted to common shares of the Company. The investors, at their option, are entitled to voluntarily convert the debentures to common shares of the Company.

      On February 14, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to $1.5 million of the Company's common stock during the first month of the agreement term and up to $500,000 of the Company's common stock each thirty days thereafter during the term of the agreement or an aggregate of $20.0 million. The term of the agreement is thirty-six months, subject to termination at the sole discretion of the Company and subject to certain events. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the Company's common stock with a fixed 9% discount to the then-current market price. As a condition of the common stock purchase agreement, the Company must file a Registration Statement on Form S-1and the Securities and Exchange Commission must declare it effective before Cornell Capital is obligated to purchase any common stock of the Company. There can be no assurance of how much cash the Company will receive, if any, under the equity line of credit agreement with Cornell Capital.


                              GOING CONCERN OPINION

      The ability of the Company to continue its operations is dependent on the Company having sufficient financial resources to bring its products and services to market. As a result of its recent losses, negative cash flows from operations, and accumulated deficits at December 31, 2001, there is doubt about the Company's ability to continue as a going concern, unless additional equity or debt financing is obtained.

      Management   believes  that  the  Company's   current   working   capital,
anticipated revenues and subsequent sales of stock and placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 2001. However, any projections of future cash requirements and cash flows are subject to substantial uncertainty. There can be no assurance that sufficient financing will be available in amounts or on terms acceptable to the Company.


                              CERTAIN RISK FACTORS

      The Company is subject to various risks, which may materially harm our business, financial condition and results of operations. Certain risks are discussed below.


THE COMPANY HAS INCURRED SIGNIFICANT LOSSES AND EXPECTS LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

      The Company has only recently begun to implement its plans to broaden its marketing effort and to expand its operations into other areas of the country as requested by its customers. The Company has incurred significant net losses and anticipates continuing losses for the foreseeable future as a result of increased marketing costs and acquisition related expenses. Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended June 30, 2001 relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


THE COMPANY WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OPERATIONS AND WITHOUT IT THE COMPANY WILL NOT BE ABLE TO CONTINUE OPERATIONS

      At December 31, 2001 the Company had a working capital deficit of $539,650. At September 30, 2001 the Company had a working capital deficit of $439,191. The independent auditor's report for the year ended June 30, 2001, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The Company had an operating cash flow deficit of $340,095 for the six-month period ended June 30, 2001, and an operating cash flow deficit of $123,281 for the six-month period ended December 31, 2001. We do not currently have sufficient financial resources to fund our operations, therefore, we need additional funds to continue these operations.

      The Company entered into a securities purchase agreement and an equity line of credit agreement on February 14, 2002. Subject to certain conditions, the Company has the right to receive $250,000 from the sale of convertible debentures and $20.0 million over a thirty-six-month period from the sale of stock. The extent the Company relies on the equity line of credit, as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient financing pursuant to the equity line of credit were to prove prohibitively expensive, the Company will need to secure another source of funding in order to satisfy its working capital needs. Even if the Company is able to access the funds available under the equity line of credit agreement, the Company may still need additional capital to fully implement its business, operating and development plans. Should the financing required to sustain our working capital needs be unavailable or prohibitively expensive when the Company requires it, the consequences would be a material adverse effect on our business, operating results, financial condition.


OUR COMMON STOCK IS DEEMED TO BE PENNY STOCK, SUBJECT TO SPECIAL REQUIREMENTS AND CONDITIONS, AND MAY NOT BE A SUITABLE INVESTMENT

      Our common stock is deemed to be penny stock as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

      o     With a price of less than $5.00 per share;

      o     That are not traded on a recognized national exchange;

      o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

      None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K:

            Form 8-K/A filed June 11, 2001; 8-K filed July 25, 2001; Items 1 and 2.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:      February 19, 2002              LITE KING CORP.

                                           By:   /s/ Robert F. Personett
                                              ---------------------------------
                                                 Robert F. Personett
                                                 Secretary and Treasurer