Form 10QSB
period 2002-03-31
LITE KING CORP
filed 2002-05-15
CIK 1074267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


             For the transition period from __________ to __________

                           Commission File No. 0-25105

                                 LITE KING CORP.
                                 ---------------
             (Exact name of registrant as specified in its charter)

       New York                                      11-2996988
       --------                                    ---------------

(State of other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

175 West Courtland Avenue, Morton, IL                  61550
----------------------------------------              --------
(Address of principal executive offices)             (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING            (309) 266-5771
                 AREA CODE:
--------------------------------------------------------------------------------

  (1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

  (2)     has been subject to such filing requirements for the past 90 days.

                    [X] Yes                            [ ] No

          As of May 15, 2002, there were 8,014,595 shares outstanding of the issuer's common stock.

                                     PART I



                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LITE KING CORPORATION

                               FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                    I N D E X
                                    ---------








                                                                            PAGE
                                                                            ----


CONSOLIDATED BALANCE SHEET
                                                                            5-6


CONSOLIDATED STATEMENTS OF OPERATIONS                                       7-8


CONSOLIDATED STATEMENTS OF CASH FLOWS                                      9-10


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                                11-14


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT                             15-21

                              LITE KING CORPORATION
                              ---------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (UNAUDITED)
                                   -----------


                                   A S S E T S
                                   -----------


                                                                   MARCH 31,
                                                                     2002
                                                                   ---------


CURRENT ASSETS
--------------
   Cash and cash equivalents                                       $ 22,252
   Trade accounts receivable, less
    allowance for doubtful accounts
    of $12,973                                                      268,424
   Inventories                                                       98,067
                                                                   ---------
     Total Current Assets                                           388,743
                                                                   ---------
PROPERTY AND EQUIPMENT
----------------------
   Leasehold improvements                                            25,152
   Office furniture and fixtures                                     30,870
   Vehicles                                                         257,446
   Warehouse equipment                                                2,893
   Computers                                                        203,758
   Equipment under capital lease                                     82,237
                                                                   ---------
      Total, at cost                                                602,356

      Less accumulated depreciation                                (413,938)
                                                                   ---------
      Net property and equipment                                    188,418
                                                                   ---------

OTHER ASSETS
------------
   Deposit                                                              681
                                                                   ---------
     Total Other Assets                                                 681
                                                                   ---------

TOTAL ASSETS                                                       $577,842
------------                                                       =========














See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              LITE KING CORPORATION
                              ---------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (UNAUDITED)
                                   -----------

  L I A B I L I T I E S    A N D    S T O C K H O L D E R S '    D E F I C I T

                                                                 MARCH 31,
                                                                   2002
                                                                 ---------


CURRENT LIABILITIES
-------------------
   Accounts payable                                           $   538,921
   Secured Borrowing                                               58,866
   Notes payable to bank                                          149,844
   Current maturities of long-term debt                            37,286
   Current maturities of obligations under
    capital lease                                                  26,208
   Sales tax payable                                                2,757
   Accrued payroll                                                 13,358
   Payroll tax payable                                            134,480
   Accrued vacation                                                27,614
                                                              ------------

     Total current liabilities                                    989,334
                                                              ------------
LONG TERM LIABILITIES
---------------------
   Long-term debt, less current maturities                            -0-
   Obligations under capital lease, less
    current maturities                                              6,915
   Convertible debentures, net of unamortized
    Discount of $25,000                                         1,468,823
                                                              ------------

     Total long-term liabilities                                1,475,738
                                                              ------------

     Total liabilities                                          2,465,072
                                                              ------------

STOCKHOLDERS' DEFICIT
---------------------

   Common stock, $.001 par value;
    50,000,000 shares authorized;
    8,014,595 issued and outstanding                                8,015
   Capital returned                                               (48,950)
   Additional paid in capital                                     229,435
   Accumulated (deficit)                                       (2,075,730)
                                                              ------------

     Total stockholders' deficit                               (1,887,230)
                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $   577,842
                                                              ============




See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              LITE KING CORPORATION
                              ---------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                    FOR THE NINE MONTHS ENDED
                                                            MARCH 31,
                                                    -------------------------
                                                      2002            2001
                                                   ----------      ------------


NET SALES                                          $1,263,771      $ 2,083,048
---------

COST OF SALES                                       1,084,933        1,913,225
-------------                                     ------------     ------------

      Gross profit                                    178,838          169,823
                                                  ------------     ------------

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------
   Administrative salaries                            283,535          377,421
   Office rent expenses                                46,783          45,295
   Professional fees                                  231,111          92,319
   Utilities and telephone                             92,881          75,521
   Depreciation expense                                21,533          34,394
   Other selling, general and administrative          113,796          70,547
   Office supplies                                     31,992          37,564
   Bad debt expense                                       -0-           1,130
                                                  ------------     ------------

      Total                                           821,631         734,191
                                                  ------------     ------------


     Income (Loss) from operations                   (642,793)      (564,368)
     Interest expense                                  95,299        112,483
                                                  ------------     ------------

NET INCOME (LOSS)                                  $ (738,092)    $ (676,851)
                                                  ============    ============
   Basic and diluted earnings (loss )
    per share                                      $     (.10)    $     (.15)
                                                  ============    ============

   Weighted average number of common
    shares outstanding - basic                      7,657,309      4,585,597
                                                  ============    ============

   Weighted average number of common
    shares outstanding - diluted                    7,707,309      4,585,597
                                                  ============    ============









See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              LITE KING CORPORATION
                              ---------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                     FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                    ----------------------------
                                                        2002             2001
                                                    ----------       -----------

NET SALES                                          $   317,671      $   301,240
---------                                          -----------      -----------
COST OF SALES                                          283,622          470,657
-------------                                      -----------      -----------

Gross profit                                            34,049         (169,417)
                                                   -----------      -----------

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------
   Administrative salaries                              90,787          103,372
   Office rent expenses                                 20,150           14,838
   Professional fees                                   121,406           81,274
   Utilities and telephone                              35,429           31,542
   Depreciation expense                                  7,542            8,314
   Other selling, general and administrative            37,470           28,875
   Office supplies                                       6,222           11,778
                                                   -----------      -----------

     Total                                             319,006          279,993
                                                   -----------      -----------

     Income (Loss) from operations                   (284,957)         (449,410)
     Interest expense                                  28,344            24,498
                                                   -----------      -----------

   NET INCOME (LOSS)                               $ (313,301)      $  (473,908)
   -----------------                              ============     ============
Basic and diluted earnings (loss)
     per share                                     $     (.04)      $      (.09)
                                                  ============     ============
   Weighted average number of common
     shares outstanding - basic                      7,777,578        5,156,791
                                                  ============     ============
   Weighted average number of common
     shares outstanding - diluted                    7,827,578        5,156,791
                                                  ============     ============



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              LITE KING CORPORATION
                              ---------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                     FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                       2002            2001
                                                    ----------      -----------


CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net income (loss)                                  $(738,092)      $(676,851)

 Adjustments  to reconcile  net income
   (loss) to net cash provided by operating
   activities:
      Depreciation                                     65,789          93,916
      Gain on sale of equipment                          (700)           (543)
 Effects of changes in operating
   assets and liabilities:
     Restricted Cash                                   10,000             -0-
     Deposits                                             -0-         (14,816)
     Prepaid expenses                                     -0-          12,045
     Trade accounts receivable                        (48,704)        303,992
     Accounts receivable from employees                    59           1,550
     Account receivable from stockholders                 -0-             241
     Inventories                                      131,257         301,259
     Costs and estimated earnings in excess
      of billings                                         -0-         (42,867)
     Accounts payable                                 200,023         (46,445)
     Secured Borrowing                                 58,866             -0-
     Accrued sales tax                                (33,258)         (5,343)
     Accrued payroll                                  (13,430)        (20,292)
     Payroll tax payable                               30,532             -0-

    Accrued vacation                                    3,279          15,816
   Other accrued liabilities                          (20,790)           (385)
                                                    ----------      ----------
      Net cash provided by (used in)
       operating activities                          (355,169)        (78,723)
                                                    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Proceeds from sale of equipment                        700           5,225
   Purchase of property and equipment                    (941)         (5,894)
                                                    ----------      ----------
      Net cash provided by (used in)
       investing activities                              (241)           (669)
                                                    ---------       ---------









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
                                   -----------


                                                      FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                        2002            2001
                                                     ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Net borrowings (payments) under line-of
  credit                                             $    (156)      $   42,934
 Payments on obligations under capital
  lease                                                (13,628)         (22,772)
 Payments on long-term debt                            (36,939)         (55,776)
 Proceeds from (payments on)
  notes payable to stockholders                            -0-          (63,592)
 Proceeds from (payments on)
  Convertible Debentures                               275,000              -0-
Issuance of common stock                                   -0-          714,087
                                                     ---------       ----------
  Net cash provided by (used in)
    financing activities                               224,277          614,881
                                                     ---------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH
----------------------------------------
   EQUIVALENTS                                        (131,133)         535,489
   -----------

CASH AND CASH EQUIVALENTS, BEGINNING
------------------------------------
   OF PERIOD                                           153,385           44,078
   ---------                                         ---------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  22,252       $  579,567
----------------------------------------             =========       ==========




See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------

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

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------

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


ADVERTISING
-----------

The Company expenses advertising costs as incurred. Advertising expense for the nine months ended March 31, 2002 and 2001 was $13,824 and $-0-, respectively.


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

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------


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

The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. As of March 31, 2002, there were no costs and estimated earnings in excess of billing on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

Contracts less than $10,000 are included in material inventory due to size and short duration. Revenue on these contracts are recognized using the completed contract method.


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

                              LITE KING CORPORATION
                              ---------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------


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

                              LITE KING CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------


NOTE 1 - DEBT
-------------

NOTE PAYABLE TO BANK
--------------------

On March 1, 2002, the Company obtained a $149,844 short-term note payable. As of March 31, 2002, the note balance was $149,844. The note is payable on August 2, 2002 and bears interest at a fixed rate of 6% per annum. The note is collateralized by substantially all of the Company's assets and personally guaranteed by two shareholders.

LONG-TERM DEBT
--------------

Long-term debt consists of the following:

                                                                MARCH 31, 2002
                                                                --------------

Commercial note payable to Marquette Bank,
requiring monthly installments of $1,111
including interest at 8.75 percent per year,
with final payment due in June 2002, secured
by substantially all of the Company's assets                   $    5,495

Commercial note payable to Marquette Bank,
requiring monthly installments of $4,055
including interest at 8.75 percent per year,
with final payment due in October 2002
secured by various vehicles.                                       31,791
                                                               ----------

   Total                                                           37,286


   Less current portion                                            37,286
                                                               ----------

LONG-TERM PORTION                                              $      -0-
-----------------                                              ==========

Future maturities of long-term debt are
as follows:

   2002                                                        $   37,286
                                                               ----------


   TOTAL                                                       $   37,286
                                                               ===========

                              LITE KING CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------


NOTE 2 - CONVERTIBLE DEBENTURES
-------------------------------

During June and July 2001, the Company issued Convertible Debentures in the amount of $400,000. The debentures mature in two years and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days. The debentures are convertible at $2 per share.

During February 2002, the Company issued convertible Debentures in the amount of $250,000 with discount value of $25,000. This debenture matures on February 22, 2004 and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. The holder is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to either an amount equal to one hundred twenty percent of the closing bid price of the Common Stock or eighty percent of the average of the three day lowest Closing Bid Prices of the Common Stock for the five trading days immediately proceeding conversion day.

During February 2002, the Company issued Convertible Debentures in the amount of $843,823 to an investor under an Equity Credit Line Agreement. Under this agreement, the Company will receive up to $20,000,000 under the Equity Credit Line. This debenture matures on February 7, 2007 and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. The holder is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to forty one cents.

NOTE 3 - OBLIGATIONS UNDER CAPITAL LEASE
----------------------------------------

The Company is leasing equipment under capitalized leases which expire at various dates through March 2003. Accumulated depreciation on the equipment as of March 31, 2002 is $34,310.

                              LITE KING CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------

Future minimum lease payments under these leases are as follows:

   2002                                                     $19,528
   2003                                                      15,722
                                                            -------
   Total minimum lease payments                              35,250

   Less amounts representing interest                         2,127
                                                            -------

Present value of minimum lease payments                     $33,123
                                                            =======

NOTE 4 - CASH FLOW DISCLOSURES
------------------------------

Cash paid for interest and income taxes was as follows:

                                                  March 31,        March 31,
                                                    2002             2001
                                                  ---------       -----------

Interest                                          $88,174          $45,902
Income taxes                                          -0-              -0-

Non-cash Transactions
Issuance of convertible debentures for
 equity line of credit.  Amount charged
 to additional paid in Capital account.            843,823             -0-

Issuance of 380,920 shares of common
 Stock for equity line of credit.  Amount
 Charged to additional paid in Capital
 account.                                          156,177             -0-

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

During six months ended December 31, 2001 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination).

                              LITE KING CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------

The Company's wholly owned subsidiary, NCSI, was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the six months ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. No payroll tax payment was made for the nine months ended March 31, 2002. An additional $17,633 was accrued for interest and penalty to the Internal Revenue Service. As of March 31, 2002, the outstanding payroll tax payable balance was $134,480.

The Company leases office and warehouse space under noncancellable operating leases expiring in 2002. Future minimum lease payments under these leases are as follows:

 2002                                           $4,000
                                                ------
   TOTAL                                        $4,000
                                                ======

Total rental expense for the three months ended March 31, 2002 and 2001 was $26,915 and $38,173, respectively. Rental expense for the nine months ended March 31, 2002 and 2001 was $62,823 and $61,991, respectively.

NOTE 6 - SIGNIFICANT CONCENTRATIONS
-----------------------------------

Accounting principles generally accepted in the United States of America require disclosure of information about certain significant estimates and current vulnerabilities due to certain concentrations. These matters include the following:

Approximately 40 and 77 percent of the Company's net sales for the three months ended March 31, 2002 and 2001, respectively, were from one unrelated customer. For the nine month period ended March 31, 2002 and 2001 orders to one unrelated customer amounted to 33 and 76 percent of the Company's sales. The accounts receivable from this customer at March 31, 2002 and 2001 were $12,540 and $91,852, respectively.

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

                              LITE KING CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------


All share and per share amounts are retroactively restated to give effect for the split within these financial statements.

NOTE 8 - EQUITY LINE OF CREDIT AGREEMENT
----------------------------------------

On February 14, 2002, the Company entered into an equity line of credit agreement with Cornell Capital. Subject to terms and conditions of the agreement, the Company can issue and sell to Cornell Capital, from time to time, up to $20,000,000 of the Company's common stock. The term of the agreement is thirty-six months. The purchase price of the stock is based on future market price of the common stock less a 9% discount.

In return, the Company agreed to pay Cornell Capital a total of $1,000,000 in the form of 380,920 common stock shares issued at a price of $.41 per share equating to a cost of $156,177, and $843,823 of convertible debentures at five percent interest annually maturing on February 7, 2007 (See Note 2). This equity line of credit agreement is subject to the approval of the U.S. Securities and Exchange Commission.

NOTE 9 - POSTRETIREMENT EMPLOYEE BENEFITS
-----------------------------------------

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 10 - INCOME TAXES
----------------------

Income taxes are accrued at the statutory U.S. and state income tax rates.

Income tax expenses are as follows:

                                                               March 31,
                                                               ---------
                                                                 2002

Current tax expense benefit:
   Income tax at statutory rates                               $     -0-

Deferred tax expense (benefit):
   Operating Loss Carryforward                                  (273,095)
                                                               ---------


   Total                                                        (273,095)

Valuation allowance                                              273,095
                                                               ---------

   Total Tax Expense (Benefit)                                 $     -0-
                                                               =========

                              LITE KING CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------

The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                                  March 31,
                                                               ---------------
                                                                    2002


Deferred tax assets:
   Operating loss carryforwards                                $  557,659
                                                               ---------------
   Gross deferred tax assets                                      557,659
   Valuation allowance                                           (557,659)
                                                               ---------------

   Net deferred tax assets                                     $       -0-
                                                               ===============

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

The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $1,538,000. This loss is allowed to be offset against future income until the year 2021 when the NOL's will expire.

The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to substantial losses.

NOTE 11 - OPERATIONS AND LIQUIDITY
----------------------------------

The Company has incurred losses for the twelve months ended December 31, 2000, for the six months ended June 30, 2001 and for the nine months ended March 31, 2002. Until the Company's sales are sufficient to cover operating costs, the Company will need to fulfill working capital requirements through the sale of stock and the issuance of debt.

The ability of the Company to continue its operation is dependent on its having sufficient financial resources to bring its products and services to market. As a result of its recent losses, negative cash flows from operations, and accumulated deficits at March 31, 2002, there is substantial doubt about the Company's ability to continue as a going concern, unless additional equity or debt financing is obtained.

Management believes that its current working capital, anticipated revenues and subsequent sales of stock and placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from March 31, 2002. However, any projections of future cash requirements and cash flows are subject to substantial uncertainty. There can be no assurance that sufficient financing will be available in amounts or on terms acceptable to the Company.

                              LITE KING CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (CONTINUED)
                                   -----------

NOTE 12 - STOCK OPTIONS AND WARRANTS
------------------------------------

On April 7, 2001, the Company granted an option to purchase 50,000 shares of common stock for $1,000 on or after July 1, 2001, for financial consulting services. Since there is nothing in the agreement indicating the fair value of the services provided for this option, the fair value of the equity instrument issued (FAS 123, Paragraph 8) was used. As the result of granting this option, $13,087 was recorded as stock based financial consulting fee expense for the six months ended June 30, 2001. This option was outstanding at March 31, 2002 and is included in the diluted weighted average number of common shares outstanding calculation.

NOTE 13 - INTERIM FINANCIAL REPORTING
-------------------------------------

The unaudited financial statements of the Company for the period July 1, 2001 through March 31, 2002 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             INTRODUCTORY STATEMENTS

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This filing contains forward-looking statements, including statements regarding, among other things: (a) the growth strategies of Lite King Corp. (the "Company"); (b) anticipated trends in our Company's industry; (c) our Company's future financing plans; and (d) our Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes", "anticipates", "intends", "in anticipation of", and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on our Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond our Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. Our Company does not undertake any obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect any future events or circumstances.

                                     GENERAL

     The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of this Form 10-QSB.

     On March 9, 2001, the Company entered into a written merger agreement subject to due diligence to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation which provides professional design and installation of structured cable systems and electronics in support of high speed telecommunications services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The share exchange and business reorganization pursuant to
Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. Pursuant to the Agreement and Plan of Merger, National Cabling merged with and into a wholly owned subsidiary of the Company, King Cabling Corp.; all of the outstanding common shares of National Cabling were exchanged for common shares of the Company; and the existing Board of Directors and Officers of the Company resigned and three members on National Cabling's Board of Directors and Officers remained to fulfill their un-expired terms.

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

     Our services are offered to a variety of clients, including value-added resellers and individual end-use customers. National Cablings' clients range in size from Fortune 500 companies to small privately held enterprises and include schools, universities and various state and federal government agencies. Our largest customer accounted for approximately 40% and 77% of the Company's net sales for the three months ended March 31, 2002 and March 31, 2001, respectively. The loss of the business of its largest customer could have a material adverse effect on the financial condition of the Company.

     The Company is broadening its marketing efforts to reach out to new potential customers and is actively seeking strategic acquisition candidates to continue the growth of the enterprise. The Company anticipates expanding into Missouri, Arkansas, Texas, Colorado and Arizona in the future.

     The Company anticipates acquiring existing local fiber-optic cable plant installation and maintenance companies in those markets or opening new branch offices. In those markets where acquisitions cannot be achieved, the Company may open new branch offices and hire local technicians to service its customers.

                              RESULTS OF OPERATIONS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001

     REVENUE. For the three months and nine months ended March 31, 2002, the Company had revenues of $317,671 and $1,263,771, respectively, as compared to revenues of $301,240 and $2,083,048, respectively, for the three months and nine months ended March 31, 2001. For the three months ended March 31, 2002, this represents an increase of approximately 5% and for the nine months ended March 31, 2002, this represents a decrease of approximately 39%. The Company believes the modest increase in sales for the three months ended March 31, 2002 may indicate that the demand for its services is recovering from the national economic slowdown experienced during the later part of 2000 and all of 2001. This national economic slowdown, especially as it relates to the technology sector, was the cause of the decrease in revenue for the nine months ended March 31, 2002.

     COST OF SALES. For the three months and nine months ended March 31, 2002, the Company had costs of sales of $283,622 and $1,084,933, respectively, as compared to cost of sales for the three months and nine months ended March 31, 2001 of $470,657 and $1,913,225, respectively, a decrease of approximately 40% and 43%, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months and nine months ended March 31, 2002, selling, general and administrative expenses amounted to $319,006 and $821,631, respectively, as compared to $279,993 and $734,191, respectively, for the three months and nine months ended March 31, 2001. This represents an increase of $39,013 and $87,440, respectively, or approximately 14% and 12%, respectively. Administrative salaries decreased in both periods as a result of employee attrition. Professional fees increased in both periods as a result of increased legal, accounting and consulting fees related to the operation of a publicly traded company and the preparation of a registration statement on Form SB-2, on behalf of selling shareholders, filed with the Securities and Exchange Commission on April 9, 2002. All other selling, general and administrative expenses increased by a total of $11,466 or 12% for the three months ended March 31, 2002 and $42,534 or 16% for the nine months ended March 31, 2002 when compared to the same periods ended March 31, 2001.

     INTEREST EXPENSE. For the three months and nine months ended March 31, 2002, interest expense amounted to $28,344 and $95,299, respectively, as compared to $24,498 and $112,483, respectively, for the three months and nine months ended March 31, 2001. The increase for the comparable three month periods results from interest expense on convertible debentures outstanding for the three month period ended March 31, 2002 that were not outstanding during the three month period March 31, 2001. The decrease for the comparable nine month periods is primarily attributable to the conversion of stockholder loans to the Company to common stock during 2001.

                 CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002

     Total assets at March 31, 2002 were $577,842. Total assets at March 31, 2002 were comprised mainly of $268,424 of trade accounts receivable net of an allowance for doubtful accounts of $12,973, inventory of $98,067 and property and equipment of $188,418 net of accumulated depreciation. Total current assets at March 31, 2002 amounted to $388,743, while total current liabilities for the same period amounted to $989,334, creating a working capital deficit of $600,591 at March 31, 2002. Total liabilities as of March 31, 2002 were $2,465,072. Shareholders' deficit as of March 31, 2002 was $1,887,230. The shareholders' deficit is the result of accumulated losses from operations.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had $22,252 cash-on-hand and our current liabilities exceeded our current assets.

     Historically, the Company has relied principally on the sale of common stock and stockholder and bank debt to finance its operations.

     On April 7, 2001, the Company granted an option to purchase 50,000 shares of common stock for $1,000 on or after July 1, 2001 for financial consulting services. As of March 31, 2002, this option had not been exercised.

     During June and July 2001, the Company issued Convertible Debentures in the principal amount of $400,000. The debentures mature in two years and bear interest at twelve percent annually, payable annually. The holder of a convertible debenture has the right at any time, after thirty days from the issuance until maturity, to voluntarily convert the convertible debenture into common stock of the Company. The Company can require the holder of a convertible debenture to convert the convertible debenture into common stock of the Company if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock has maintained a price per share of two dollars or higher for five consecutive trading days. The convertible debentures are convertible into common stock at two dollars per share.

     On February 14, 2002, the Company entered into a Securities Purchase Agreement with certain investors. These investors purchased $250,000 of convertible debentures from the Company. The debentures mature in two years and bear interest at 5% annually. At the Company's option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. The investors, at their option, are entitled to voluntarily convert the debentures to common shares of the Company. These debentures are convertible into shares of the Company's common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 days prior to conversion. At the Company's option, the entire principal amount and all accrued interest may be paid to the holder on the second anniversary or converted into shares of the Company's common stock.

     On February 14, 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. Cornell Capital, subject to certain terms and conditions, will purchase up to $1.5 million of the Company's common stock during the first month of the agreement term and up to $500,000 of the Company's common stock each thirty days thereafter during the term of the agreement or an aggregate of $20.0 million. The term of the agreement is thirty-six months, subject to termination at the sole discretion of the Company and subject to certain events. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital will pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date of an advance. As a condition of the common stock purchase agreement, the Company was required to file a registration statement and the Securities and Exchange Commission must declare it effective before Cornell Capital is obligated to purchase any common stock of the Company. There can be no assurance of how much cash the Company will receive, if any, under the equity line of credit agreement with Cornell Capital. Pursuant to the equity line of credit agreement, the Company issued a convertible debenture in the principal amount of $843,823 to Cornell Capital. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission on April 9, 2002, registering shares of common stock with respect to the equity line of credit and the convertible debentures.

                              GOING CONCERN OPINION

     The ability of the Company to continue its operations is dependent on the Company having sufficient financial resources to bring its products and services to market. As a result of its recent losses, negative cash flows from operations, and accumulated deficits at March 31, 2002, there is substantial doubt about the Company's ability to continue as a going concern, unless additional equity or debt financing is obtained.

     Management believes that the Company's current working capital, anticipated revenues and subsequent sales of stock and placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from March 31, 2002. However, any projections of future cash requirements and cash flows are subject to substantial uncertainty. There can be no assurance that sufficient financing will be available in amounts or on terms acceptable to the Company.

                              CERTAIN RISK FACTORS

     The Company is subject to various risks, which may materially harm our business, financial condition and results of operations. Certain risks are discussed below.

THE COMPANY HAS INCURRED SIGNIFICANT LOSSES AND EXPECTS LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

     The Company has historically lost money. In the nine months ended March 31, 2002, the Company sustained a net loss from operations of $642,793.

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

THE COMPANY WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OPERATIONS AND WITHOUT IT THE COMPANY WILL NOT BE ABLE TO CONTINUE OPERATIONS

     At March 31, 2002 the Company had a working capital deficit of $600,591. The independent auditor's report for the year ended June 30, 2001, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The Company had an operating cash flow deficit of $355,169 for the nine-month period ended March 31, 2002. We do not currently have sufficient financial resources to fund our operations, therefore, we need additional funds to continue these operations.

     The Company entered into an equity line of credit agreement on February 14, 2002. Subject to certain conditions, the Company has the right to receive $20.0 million over a thirty-six-month period from the sale of stock. The extent the Company relies on the equity line of credit, as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient financing pursuant to the equity line of credit were to prove prohibitively expensive, the Company will need to secure another source of funding in order to satisfy its working capital needs. Even if the Company is able to access the funds available under the equity line of credit agreement, the Company may still need additional capital to fully implement its business, operating and development plans. Should the financing required to sustain our working capital needs be unavailable or prohibitively expensive when the Company requires it, the consequences would be a material adverse effect on our business, operating results, financial condition.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In February 2002, the Company issued $250,000 of convertible debentures, from which it received net proceeds of approximately $225,000. These debentures accrue interest at 5% per year and are convertible into shares of the Company's common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 days prior to conversion. At the Company's option, the entire principal amount and all accrued interest may be paid to the holder on the second anniversary or converted into shares of the Company's common stock. The Company paid fees of $25,000 to Cornell Capital Partners, L.P. in connection with this offering.

     In February 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners. The Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of its common stock for a total purchase price of $20 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The Company is entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement with respect to equity line of credit shares. The amount of each subsequent advance received by the Company is subject to an aggregate maximum advance amount of $500,000 in any thirty day period thereafter. The term of the agreement is thirty-six months, subject to termination at the sole discretion of the Company and subject to certain events.

     Pursuant to the Equity Line of Credit Agreement, the Company issued a convertible debenture in the principal amount of $843,823 to Cornell Capital Partners. This debenture accrues interest at 5% per year and is convertible into shares of the Company's common stock at a conversion price equal to $0.41 per share. At the Company's option, the entire principal amount and all accrued interest may be paid to the holder on the fifth anniversary or converted into shares of the Company's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K:

            None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:      May 15, 2002                   LITE KING CORP.

                                       By: /s/ Robert F. Personett
                                          ----------------------------------
                                          Robert F. Personett
                                          Secretary and Treasurer