Form 10KSB/A
period 2001-06-30
LITE KING CORP
filed 2002-06-25
CIK 1074267

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


                        LITE KING CORP.

                       /s/ Rob Personett
                       -----------------
                       BY Rob Personett
                      Secretary-Treasurer
                    Dated: June 25, 2002

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicted.

     Name                Title                        Date



/s/ Craig Massner        President and Director
--------------------     Principal Executive
Craig Massner            Officer                  June 25, 2002



/s/ Rob Personett        Treasurer, Secretary
--------------------     and Director
Rob Personett            Principal Financial
                         Officer                  June 25, 2002



Wally Pennington         Director                 June 25, 2002






















                         LITE KING CORPORATION

                          FINANCIAL STATEMENT

                              JUNE 30, 2001





























                            I N D E X







                                                           Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          1


CONSOLIDATED BALANCE SHEET                                  2


CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT             4


CONSOLIDATED STATEMENTS OF OPERATIONS                       5


CONSOLIDATED STATEMENTS OF CASH FLOWS                       6


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                  8


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT              12














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

                                                         Page 2



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
               ==========      =======      ========     ==========  ===========       ========       =========




















See accompanying summary of accounting policies and notes to consolidated financial statements.
                                                             Page 4

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



This information is an integral part of the accompanying consolidated financial statements.
                                                        Page 10



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

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                           DECEMBER 31, 2000 AND 1999
                           --------------------------

                      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
National Cabling Services, Inc.
Morton, Illinois

We have audited the accompanying balance sheets of National Cabling Services, Inc. as of December 31, 2000 and 1999, and the related statements of operations, statements of shareholders' deficit and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Cabling Services, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                   GREENBERG & COMPANY LLC



Springfield, New Jersey
January 12, 2001, except for Note 9,
as to which date is March 16, 2001

                                    I N D E X
                                    ---------


                                                                 Page
                                                                 ----


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                1


BALANCE SHEETS                                                   2-3


STATEMENTS OF OPERATIONS                                          4


STATEMENTS OF STOCKHOLDERS' DEFICIT                               5


STATEMENTS OF CASH FLOWS                                          6


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                       7-9


NOTES TO THE FINANCIAL STATEMENTS                               10-16

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

                                     ASSETS
                                     ------

                                                         2000            1999
                                                      ----------      ----------
CURRENT ASSETS
--------------
 Cash and cash equivalents                            $   14,128      $   10,171
 Security deposits                                        15,681             365
 Trade accounts receivable, less allowance
  for doubtful accounts of $24,190 in 2000
  and $28,910 in 1999                                    365,099         500,263
 Accounts receivable from employees                          -0-           1,325
 Accounts receivable from stockholders                     9,423          55,265
 Inventories                                             235,135         395,453
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                       98,778         164,267
                                                      ----------      ----------

          Total current assets                           738,244       1,127,109
                                                      ----------      ----------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT
------------------------------------
 Leasehold improvements                                   25,152          13,764
 Office furniture and fixtures                            30,870          22,997
 Vehicles                                                265,414         204,313
 Warehouse equipment                                       2,893           2,893
 Computers                                               195,479         169,870
 Equipment under capital lease                            82,237             -0-

          Total, at cost                                 602,045         413,837
 Less accumulated depreciation                           301,303         161,170
                                                      ----------      ----------

          Total leasehold improvements and               300,742         252,667
               equipment                              ----------      ----------




TOTAL ASSETS                                          $1,038,986      $1,379,776
------------                                          ==========      ==========


These  financial   statements  should  be  read  only  in  connection  with  the accompanying summary of significant accounting polices and notes to financial statements.

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                      2000              1999
                                                   ----------        ----------
CURRENT LIABILITIES
-------------------
  Bank overdraft                                   $      -0-        $    6,675
  Accounts payable                                    429,924           573,008
  Notes payable to bank                               354,096           348,526
  Current maturities of long-term debt                 55,686            49,057
  Current maturities of obligations under
   capital lease                                       32,352               -0-
  Accrued sales tax                                    38,811            34,177
  Accrued payroll                                      44,985            53,114
  Accrued vacation                                     28,359               -0-
  Other accrued liabilities                               -0-             4,362
                                                   ----------        ----------

        Total current liabilities                     984,213         1,068,919
                                                   ----------        ----------

LONG-TERM LIABILITIES
---------------------
  Long-term debt, less current maturities
   above                                               45,627           103,129
  Obligations under capital lease, less
    current Maturities                                 27,734               -0-
  Notes payable to stockholders                       624,794           578,867
                                                   ----------        ----------

        Total long-term liabilities                   698,155           681,996
                                                   ----------        ----------

        Total liabilities                           1,682,368         1,750,915
                                                   ----------        ----------

STOCKHOLDERS' DEFICIT
---------------------
  Common stock, no par value; 430 Class A
   and 570 Class B shares authorized,
   issued, and outstanding                              1,000             1,000
  Capital Returned                                    (48,950)              -0-
  Accumulated deficit                                (595,432)         (372,139)
                                                   ----------        ----------

        Total stockholders' deficit                  (643,382)         (371,139)
                                                   ----------        ----------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $1,038,986        $1,379,776
--------------------------------------------       ==========        ==========



These  financial   statements  should  be  read  only  in  connection  with  the accompanying summary of significant accounting polices and notes to financial statements.

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

                                                   2000             1999
                                               -----------      -----------

NET SALES                                      $ 4,913,160      $ 3,303,959
---------

COST OF SALES                                    4,105,955        2,307,995
-------------                                  -----------      -----------

          Gross profit                             807,205          995,964
                                               -----------      -----------

OPERATING EXPENSES
------------------
  Advertising                                        1,313            8,141
  Bad debt expense                                   1,130           28,910
  Administrative salaries                          506,844          361,129
  Meals and entertainment                           15,559            8,260
  Office rent expense                               52,748           45,643
  Professional fees                                 35,882           17,190
  Group insurance                                   38,028           27,345
  Utilities                                         18,135            9,783
  Telephone                                         90,146           73,771
  Auto and truck expense                            30,205           28,357
  Depreciation expense                              47,208           45,322
  Miscellaneous                                      4,972           11,558
  Equipment rental                                     -0-            7,166
  Temporary living expenses                          3,577              -0-
  Office supplies                                   58,754           56,192
                                               -----------      -----------

          Total operating expenses                 904,501          728,767
                                               -----------      -----------


          Income (loss) from operations            (97,296)         267,197
                                               -----------      -----------

OTHER INCOME (EXPENSE)
----------------------
  Other income                                       2,347                1
  Interest expense                                (127,817)        (115,571)
  Loss on sale of equipment                           (527)          (3,499)
                                               -----------      -----------

          Total other income (expense)            (125,997)        (119,069)
                                               -----------      -----------


NET INCOME (LOSS)                              $  (223,293)     $   148,128
-----------------                              ===========      ===========

Basic earnings (Loss) per share                $   (223.29)     $    148.13
                                               ===========      ===========
Shares used in basic per share calculation           1,000            1,000
                                               ===========      ===========

These  financial   statements  should  be  read  only  in  connection  with  the accompanying summary of significant accounting polices and notes to financial statements.

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       -----------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

                                     COMMON      CAPITAL       ACCUMULATED      STOCKHOLDERS'
                                     STOCK       RETURNED        DEFICIT           DEFICIT
                                     -----       --------      -----------      -------------
BALANCE, JANUARY 1, 1999              $1,000     $    -0-      $(520,267)       $(519,267)

  Net Income                             -0-          -0-        148,128          148,128
                                      ------     --------      ---------        ---------

BALANCE, DECEMBER 31, 1999             1,000          -0-       (372,139)        (371,139)


  Net Loss                               -0-          -0-       (223,293)        (223,293)
  Capital Returned
   ($48.95 per share)                    -0-      (48,950)           -0-          (48,950)
                                      ------     --------      ---------        ---------



BALANCE, DECEMBER 31, 2000            $1,000     $(48,950)     $(595,432)       $(643,382)
                                      ======     ========      =========        ==========

These  financial   statements  should  be  read  only  in  connection  with  the accompanying summary of significant accounting polices and notes to financial statements.

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

                                                     2000         1999
                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net income (loss)                                $(223,293)   $ 148,128
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Provision for bad debts                             1,130       28,910
  Depreciation                                      142,263       72,671
  Loss on sale of equipment                             527        3,499
  Notes payable to stockholders issued in
   lieu of interest payment                          33,876       61,199
  Effects of changes in operating assets
   and liabilities:
   Security deposits                                (15,316)        (365)
   Trade accounts receivable                        134,034        7,292
   Accounts receivable from employees                 1,325       (1,325)
   Accounts receivable from stockholders             45,842      (55,265)
   Inventories                                      160,318     (320,587)
   Costs and estimated earnings in excess
    of billings on uncompleted contracts             65,489     (164,267)
   Accounts payable                                (143,084)     363,634
   Accrued sales tax                                  4,634       12,188
   Accrued payroll                                   (8,129)      30,707
   Accrued vacation                                  28,359          -0-
   Other accrued liabilities                         (4,362)     (74,401)
                                                  ---------    ---------
     Net cash provided by operating activities      223,613      112,018
                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Proceeds from sale of equipment                      1,500        4,359
 Purchase of leasehold improvements and
  equipment                                        (110,128)    (254,712)
                                                  ---------    ---------
     Net cash used in investing activities         (108,628)    (250,353)
                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Net increase (decrease) in bank overdraft           (6,675)       6,675
 Net borrowings (payments) under line-
  of-credit                                           5,570       90,526
 Payments on obligations under capital lease        (22,151)         -0-
 Payments on long-term debt                         (50,873)     (99,764)
 Proceeds from notes payable to stockholders         47,664      464,637
 Payments on notes payable to stockholders          (35,613)    (322,236)
 Capital Returned                                   (48,950)         -0-
                                                  ---------    ---------
    Net cash provided by (used in) financing       (111,028)     139,838
    activities                                    ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS             3,957        1,503
-----------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         10,171        8,668
-----------------------------------------------   ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR            $  14,128    $  10,171
-----------------------------------------------   =========    =========


These  financial   statements  should  be  read  only  in  connection  with  the accompanying summary of significant accounting polices and notes to financial statements.

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


National Cabling Services, Inc. was incorporated on June 21, 1995 in the state of Illinois. The Company's principal business activity is the design and installation of cabling for computer networks. The Company's fiscal year ends on December 31. Significant accounting policies followed by the Company are presented below.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, bank overdraft, accounts payable, notes payable, long-term debt, and obligations under capital lease. The recorded value of these instruments approximates their fair value.

It was not practicable to estimate the fair value of notes payable to stockholders. The amounts reflected in the balance sheet at December 31, 2000 are due on December 31, 2002 and bear interest at rates ranging from 10 - 18 percent per year.

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

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


Equipment consists of various warehouse equipment, vehicles, computer equipment, and office furniture and equipment. These assets are depreciated on the straight-line or accelerated methods over their estimated useful lives, which range from three to seven years.

COMMON STOCK

Class A and Class B common stock have identical rights, privileges, and powers.

ADVERTISING
-----------

The Company expenses advertising costs as incurred.

INCOME TAXES
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

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

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


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

Contracts less than $10,000 are included in material inventory due to size and short duration. Revenue from these contracts is recognized under the completed contract method.

BASIC EARNINGS (LOSS) PER SHARE
-------------------------------

Basic earnings (loss) per share excludes any dilutive effects of the stock options and warrants issued January 8, 2001. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share would be computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period. Because the Company's stock options are not dilutive (due to net losses) there is no difference between basic net loss per share and diluted net loss per share.

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 1 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
--------------------------------------------------------------

Costs and estimated earnings on uncompleted contracts at December 31, 2000 and 1999 are summarized as follows:

                                               2000           1999
                                            ---------      ---------

Costs incurred on uncompleted contracts     $ 465,768      $ 369,389
Estimated earnings                            193,139        159,721
                                            ---------      ---------
                                              658,907        529,110
Less billings to date                        (560,129)      (364,843)
                                            ---------      ---------

Total                                       $  98,778      $ 164,267
                                            =========      =========

The above is included in the accompanying balance sheet under the following captions:

                                               2000           1999
                                            ---------      ---------
Costs and estimated earnings in excess
  of billings on uncompleted contracts      $  98,778      $ 164,267
                                            =========      =========

NOTE 2 - DEBT
-------------

NOTE PAYABLE TO BANK
--------------------

The note payable to bank is a $400,000 and $350,000 revolving line of credit as of December 31, 2000 and 1999, respectively, of which $354,096 was used as of December 31, 2000 and $348,526 was used as of December 31, 1999. Amounts drawn against the line of credit are payable on July 26, 2001 and bear interest at the local prime lending rate plus 1.0 percent (10.0 and 10.5 percent at December 31, 2000 and 1999, respectively). The line of credit is collateralized by substantially all of the Company's assets.

NOTES PAYABLE TO STOCKHOLDERS
-----------------------------

The notes payable to stockholders are unsecured notes due on December 31, 2002 and bear interest at rates ranging from 10 - 18 percent per year. The stockholder debt is subordinated to Marquette Bank.

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

NOTE 2 - DEBT (CONTINUED)
-------------------------

$326,025 and $339,636 at December 31, 2000 and 1999, respectively, of the notes payable to stockholders was created by two stockholders personally obtaining a loan at Marquette Bank. The stockholders loaned these funds to the Company, and the Company is making the monthly payments on the bank loan. The bank loan requires monthly installments of $3,473 including interest at 8.50 percent per year, with final payment due in June 2014, secured by real estate mortgages from two stockholders and assignment of $1,950,000 of life insurance on the lives of various stockholders.

LONG-TERM DEBT
--------------

Long-term debt consists of the following:

                                                  2000         1999
                                                --------     --------

Commercial note payable to Marquette Bank,
requiring monthly installments Of
$1,111 including interest at 8.75
percent per year, with final payment
due in June 2002, secured by sub-
stantially all of the Company's assets          $ 18,616     $ 29,830

Commercial note payable to Marquette
Bank, requiring monthly installments
of $4,055 including interest at 8.25
percent per year, with final payment
due in October 2002, secured by
various vehicles                                  82,697      122,356
                                                --------     --------

Total                                            101,313      152,186

Less current portion                              55,686       49,057
                                                --------     --------

LONG-TERM PORTION                               $ 45,627     $103,129
                                                ========     ========
Future maturities of long-term debt are as follows:

2001                                                         $ 55,686
2002                                                           45,627
                                                             --------

TOTAL                                                        $101,313
                                                             ========

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 3 - OBLIGATIONS UNDER CAPITAL LEASE
----------------------------------------

The Company is leasing equipment under capitalized leases which expire at various dates through March 2003. Accumulated depreciation on the equipment as of December 31, 2000 is $13,750.

Future minimum lease payments under these leases are as follows:

2001                                                         $ 37,864
2002                                                           26,367
2003                                                            2,778
                                                             --------

Total minimum lease payments                                   67,009

Less amounts representing interest                              6,923
                                                             --------

PRESENT VALUE OF MINIMUM LEASE PAYMENTS                      $ 60,086
                                                             ========

NOTE 4 - ADVERTISING
--------------------

Advertising expense for the years ended December 2000 and 1999 totaled $1,313 and $8,141, respectively.

NOTE 5 - CASH FLOW DISCLOSURES
------------------------------

Cash paid for interest and income taxes was as follows:

                                                  2000                 999
                                                --------            --------

Interest                                        $131,794            $115,129
Income taxes                                         -0-                 -0-

The Company had the following noncash investing and financing transactions:

During 2000 and 1999, the Company issued long-term stockholder notes in the amount of $33,876 and $61,199, respectively, in lieu of paying interest on outstanding stockholder notes.

During 2000 the Company purchased equipment for $82,237 for which long-term financing was provided by the seller.

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 6 - LEASE COMMITMENTS
--------------------------

The Company leases office and warehouse space, as well as equipment, under noncancellable operating leases expiring in various years through 2003. Future minimum lease payments under these leases are as follows:

2001                                                         $ 73,453
2002                                                           28,131
2003                                                            1,645
                                                             -------

TOTAL                                                        $103,229
                                                             ========

Total rental expense for the years ended December 31, 2000 and 1999 was $84,544 and $68,884, respectively.

NOTE 7 - SIGNIFICANT CONCENTRATIONS
-----------------------------------

Generally accepted accounting principles require disclosure of information about certain significant estimates and current vulnerabilities due to certain concentrations. These matters include the following:

          Approximately 86 and 68 percent of the Company's net sales for the years ended December 31, 2000 and 1999, respectively, were from one unrelated customer. The accounts receivable from this customer at December 31, 2000 and 1999 were $91,852 and $304,114, respectively.

NOTE 8 - INCOME TAXES
---------------------

Income taxes are accrued at the statutory U.S. and state income tax rates.

Income tax expenses are as follows:
                                               December 31         December 31
                                                  2000                1999
                                               -----------         ------------
Current tax expense benefit:
Income tax at statutory rates                    $    -0-            $    -0-

Deferred tax expense (benefit):
Operating Loss Carryforward                      (10,965)                 -0-
                                                 --------            --------


Total                                            (10,965)                 -0-
Valuation allowance                               10,965                  -0-
                                                 --------            --------
Total Tax Expense (Benefit)                      $    -0-            $    -0-
                                                 ========            ========

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                               December 31         December 31
                                                  2000                1999
                                               -----------         ------------

  Deferred tax assets:
  Operating loss carryforwards                   $ 10,965            $    -0-
                                                 --------            --------
  Gross deferred tax assets                        10,965                 -0-

  Valuation allowance                             (10,965)                -0-
                                                 --------            --------


  Net deferred tax assets                        $    -0-            $    -0-
                                                 ========            ========


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

The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $56,000. This loss is allowed to be offset against future income until the year 2019 when the NOL's will expire.

The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to substantial losses.

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

Effective January 8, 2001, options to purchase common stock were issued. On February 16, 2001 all options were exercised resulting in a total of 200,000 shares of common stock being issued. Also on February 16, 2001 51,490 shares of common stock were issued pursuant to an option agreement dated November 1, 2000.

Effective January 8, 2001, warrants were issued to convert debt to common stock. On February 16, 2001 all warrants were surrendered and common stock was issued resulting in $298,769 of debt being converted to 597,539 shares of common stock.

Effective January 16, 2001, the Company amended its articles of incorporation. The purpose of the amendment was as follows:

          Abolished the two classes of common stock and designated the 1,000 shares outstanding as common stock without reference to series.

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

          Authorized the number of shares of common stock authorized to be increased to 10,000,000 and authorized 1,000,000 shares of preferred stock.

          Split the 1,000 shares of common stock outstanding pro-rata into 4,300,000 shares of common stock with no par value.

Effective March 16, 2001, Lite King Corp. by merger, through its wholly owned subsidiary, Lite King Cabling Corp., acquired National Cabling Services, Inc. The operations of National Cabling Services, Inc. will be continued by Lite King under the name national Cabling. Lite King acquired National Cabling Services, Inc. in a share exchange of 5,149,029 shares, share for share pursuant to
Section 368 of the Internal Revenue code of 1986, as amended, under the Agreement.

NOTE 10 - CONTINGENCY
---------------------

The Company is a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. Outside counsel for the Company has advised that at this stage in the proceedings, he cannot offer an opinion as to the probable outcome.

NOTE 11 - STOCK BASED COMPENSATION
----------------------------------

ACCOUNTING FOR STOCK-BASED COMPENSATION

Statement of financial counting Standards No. 123, "Accounting for Stock-based Compensation", ("SFAS No. 123") requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", (APB 25") and disclose proforma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for employee stock-based compensation expense under APB 25. Accordingly, no compensation expense has been recorded for grants of employee stock options.

                         NATIONAL CABLING SERVICES, INC.
                         -------------------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ------------------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


STOCK OPTION

The Company has issued to an independent advisor an option agreement which is a nonqualified stock option to purchase one (1%) percent of the then issued and outstanding common stock of National Cabling Services, Inc. for an exercise price of $1,000. The option may be exercised upon National Cabling Services, Inc. entering into a letter of intent for merger with a public company.

The Company's share option activity and related information is summarized below:

                                      For the Year Ended     For the Year Ended
                                      December 31, 2000      December 31, 1999
                                      -----------------      -----------------
                                         Weighted Average
                                         ----------------
                                                                      Weighted
                                             Remaining                Average
                                  Exercise    Life in                 Exercise
                      Options       Price      Years      Options       Price
                      -------       -----      -----      -------       -----

Outstanding at
Beginning of period     -0-        $  -0-        -0-         -0-      $    -0-
  Granted                10        $  100       0.25         -0-      $    -0-
  Exercised             -0-        $  -0-        -0-         -0-      $    -0-
  Cancelled             -0-        $  -0-        -0-         -0-      $    -0-
                      -----        ------      -----       -----      --------

Outstanding at
  end of Period          10        $  100       0.25         -0-      $    -0-
                      =====        ======      =====       =====      ========

Exercisable at
  end of Period          10        $  100       0.25         -0-      $    -0-
                      =====        ======      =====       =====      ========