Form 10KSB
period 2002-06-30
LITE KING CORP
filed 2006-02-03
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

      |X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                    For the fiscal year ended: June 30, 2002

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                         Commission File No. 000-1074267

                                 LITE KING CORP.
                 (Name of Small Business Issuer in Its Charter)

            New York                                     11-2996988
            --------                                     ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

  13314 Lost Key Place, Bradenton, FL.                                  34202
  ------------------------------------                                  -----
(Address of Principal Executive Offices)                              (Zip Code)

                                 (941) 388-9512
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
Common stock, par value $.001                            None
-----------------------------                            ----

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
      Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. |_|

      The Company's revenues during its most recent fiscal year were $1,555,332

      As of August 15, 2002, there was no aggregate market value of the voting stock held by non-affiliates of the registrant due to the fact that there was no trading market in the shares of the registrant.

      The number of shares of common stock, $.001 par value, outstanding as of August 15, 2002: 8,014,595.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I

Item 1.    Description of Business ...........................................................................   3

Item 2.    Description of Property ...........................................................................   5

Item 3.    Legal Proceedings .................................................................................   5

Item 4.    Submission of Matters to a Vote of Security Holders ...............................................   5

PART II

Item 5.    Market For Common Equity and Related Stockholder Matters  .........................................   5

Item 6.    Management's Discussion and Analysis or Plan of Operations ........................................   7

Item 7.    Financial Statements ..............................................................................  F1

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..............  15

Item 8A.   Controls and Procedures ...........................................................................  16

Item 8B.   Other Information .................................................................................  16

PART III

Item 9.    Directors and Executive Officers  .................................................................  16

Item 10.   Executive Compensation ............................................................................  16

Item 11    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ....  17

Item 12.   Certain Relationships and Related Transactions ....................................................  17

Item 13.   Exhibits, Lists and Reports on Form 8-K ...........................................................  18

           Signatures ........................................................................................  18

                                 LITE KING CORP.

                                   FORM 10-KSB

                                     PART I

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

      This filing contains forward-looking statements, including statements regarding, among other things, (a) our future sales and profitability, and (b) our Company's future financing plans. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

ITEM 1. DESCRIPTION OF BUSINESS

      Lite King Corp. ("The Company" or "Lite King") was incorporated under the laws of the State of New York on January 4, 1990 for the purpose of conducting all lawful business activities, and, began its business activity in the manufacture and assembly of wiring devices.

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

      Management of Daine and of Lite King believed that the two companies as separate entities might create additional value for shareholders above and beyond the parent-subsidiary relationship. At the time of the distribution, there was no trading market in the Lite King shares and there was no assurance of a trading market developing. The management of Lite King had as a business purpose to seek additional operating businesses to augment its then current activities.

      On February 26, 1990 Daine (through the Company) acquired substantially all of the assets (with the exception of the cash) and the business of Lite King, a manufacturer and assembler of wiring devices, cord sets and sockets. The assets acquired had a total cost of $738,079, consisting of machinery and equipment, inventory, accounts receivable, a non compete clause entered into with Lite King's former president and principal shareholder and a rent deposit. The purchase price ($663,079 in cash and a $75,000 five year note payable in quarterly installments with interest of 12%) was arrived at by arms length negotiations and Daine obtained the funds for the purchase from its own internal sources. There was no material relationship between Daine and Lite King or any of its officers or directors prior to this transaction. The Company had entered into a six-month consulting agreement with Lite King's former president and owner Mr. Jerold Kolton. For the consulting services rendered the company paid Mr. Kolton the sum of $36,000 plus expenses of $9,000 for a total of $45,000.

      The Company and its predecessors had been in operation for over twenty-five years and its customers were in the Christmas, Halloween, lamp, lighting, point of purchase display and ceramic products field. Lite King's electrical wiring devices, consisted of wiring harnesses, "pigtails", power supply cords and the sale of bulbs. Wiring harnesses consist of wire, one or more sockets on a line with a polarized plug and with or without a plug and a switch (which is optional). "Pigtail" consisted of a socket and wire. Power supply cords consists of a plug, wire and a switch (which is optional). The company's customers consisted of manufacturers of lamps, chandeliers, Christmas and Halloween illuminated decorations, novelties, point of purchase displays, signs, religious illuminated items, illuminated ceramic products and electrical specialties. The Registrant's "pigtails" were primarily sold to lamp and chandelier manufactures while wiring devices and power supply cords were sold primarily to the Registrant's other customers.

      The Company obtained its raw materials from a number of different suppliers and believed that it was not dependent upon any one source of supply. It faced competition from a number of domestic and international wiring device manufacturers, several of whom were considerably larger than the Company. Competition was believed to be intense and while the Company believed it was able to finance future growth internally, management believed that a number of the Company's competitors were materially stronger financially along with having production facilities located domestically and overseas, taking advantage of lower rates offshore.

      In the first quarter of 2000, Management of the Company concluded that it would continue to experience declining profit margins in its major core business: seasonal holiday light sets. The declining margins were due to large disparities in labor rates experienced by the Company as compared with labor rates existing in Far Eastern markets. Prices offered by Far Eastern competitors continued to decline and the Company could not compete effectively with these competitors.

      The Company operated its production operations utilizing a union representing manufacturing employees and the disparity between labor rates experienced in the northeastern part of the U.S. and those experienced by competitors in mainland China and Mexico continues to grow. To management's knowledge, there had been no other U.S. manufacturer (competitor) of decorative seasonal lighting products for the past few years with several domestic competitors acting in the role of "wholesalers" bringing in finished product from Mexico and Mainland China. These imports of product had resulted in continuing lower selling prices offered to the Company's customers with the Company continuing to lower its prices to compete.

      Being the only U.S. manufacturer also placed the Company under more product review by Underwriter's Laboratories Inc. (U.L.) and the Canadian Standards Association (C.S. A.) since both testing companies had fewer U.S. competitive manufacturers to visit. The company found scrutiny of Mainland Chinese competitors, with more competitive, defective and inferior products, to be less than the scrutiny it had experienced. This had resulted in more consumer complaints and accidents from inferior products made offshore and shipped to the U.S.

      The result had been the imposition of an increasing amount of regulations and costly changes being placed by U.L. on the company to the point that it had become unprofitable and expensive to manufacture products in the U.S. U.L.'s changes had also changed the components and raw materials needed by the Registrant. Management found that there were no domestic buyers for much of its existing raw materials, inventory and equipment since a substantial portion of production activities had moved outside the U.S. to lower labor markets in Mexico, Dominican Republic, Mainland China, Malaysia and other countries.

      The Company had concluded that its best strategy for the future would be to close down its production activities, sell off its business assets (inventory, equipment, customer accounts, and U.L. and C.S.A. product files) and position itself in an unrelated business activity. Management intended to focus its efforts on companies in the fields of information technology, telecommunications and medical instrumentation with special emphasis on Internet software/hardware, wireless communications, fiber optics and semiconductors.

      Management closed down its production facilities in October 2000. All remaining assets and equipment had been liquidated and all operations related to its electrical products business had been terminated. The Company concluded an agreement with the owner of the facilities ("landlord") it had been leasing, to terminate its lease effective October 31, 2000. The agreement called for the Company paying rent through December 31, 2000 and forfeiting its security deposit and interest held by the landlord and paying real estate and water taxes related to the facilities rented through October 31, 2000. The Company had received a written release from the landlord for future rental payments, real estate and water taxes and of any further obligations and claims by the landlord.

      On March 9, 2001, Lite King entered into a written merger agreement to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation ("National Cabling") who provided professional design and installation of structured cable systems and electronics in support of high speed telecommunication services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The share exchange and business reorganization pursuant to
Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. The written Agreement and Plan of Merger ("Agreement") called for the merger of National Cabling with a wholly owned subsidiary of the Company, King Cabling Corp; the exchange of all outstanding common shares of

National Cabling for common shares of the Company; and the resignation of the existing Board of Directors and Officers of the Company and the appointment of three members of National Cabling's Board of Directors and Officers to fill their un-expired terms. The Agreement called for a shareholder meeting to be called as soon as practicable to ratify the new Board of Directors' appointments. Lite King functioned as the parent company for National Cabling Services, Inc.

      The Company under the name National Cabling continued operations as National Cabling. The Company acquired current assets of approximately $738,244, and leasehold improvements and equipment of approximately $300,742 for total assets of $1,038,986. The Company acquired National Cabling in a share exchange of 5,149,029 shares, share for share pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, under the Agreement. Prior to merger, there was no material relationship between the Company and National Cabling. (See Management's Discussion and Analysis of Plan of Operation). Due to a lack of funding, the Company ceased all operations in October of 2002.

ITEM 2. DESCRIPTION OF PROPERTY

      As of June 30, 2002, the Company owned no real property. Lite King Corp's wholly owned subsidiary, National Cabling Services, Inc. leased the following real estate at the following lease rate:

      1,550 square feet of office space, at a lease rate of $1,184.50 per month (including utilities). The lease term was month to month. This lease space was is in Morton, Illinois.

      In October of 2002 the Company ceased operations and no longer leased any property.

ITEM 3. LEGAL PROCEEDINGS

      Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense was included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2002, the outstanding payroll tax payable balance was $140,736.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

      The following table sets forth, for the periods indicated, the Company's common stock as published by the National Daily Quotation Service. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                                                        High Bid        Low Bid

Quarter ended September 30, 1999                            *              *
Quarter ended December 31, 1999                             *              *
Quarter ended March 31, 2000                                *              *
Quarter ended June 30, 2000                                 *              *
Quarter ended September 30, 2000                            *              *
Quarter ended December 31, 2000                             *              *
Quarter ended March 31, 2001                                *              *
Quarter ended June 30, 30, 2001                             *              *
Quarter ended September 30, 2001                            *              *
Quarter ended December 31, 2001                           .81            .68
Quarter ended March 31, 2002                              .35            .29
Quarter ended June 30, 2002                               .07            .07

*there were no pink sheet market makers for the Company's common stock; no price information was available prior to November 30, 2001.

      Number of outstanding shares on June 30, 2002 was 8,014,595.

      Dividends - The Company has not paid any dividends since its inception.

                            DESCRIPTION OF SECURITIES

Common Stock

      Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2002, 8,014,595 shares of common stock were issued and outstanding.

Convertible Debentures

      On February 7, 2002, pursuant to an Equity Line of Credit Agreement, the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partner, LP ("Cornell:") under an Equity Line of Credit Agreement . This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which will be amortized over the life of the Credit Agreement.

      On February 22, 2002, the Company issued a Secured Convertible Debenture to Cornell in the principal amount of $250,000. This Debenture has a term of 2 years and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell is entitled to voluntarily convert the Debentures to common shares of the Company on or after February 22, 2002. These Debentures are convertible into shares of the Company's common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 trading days prior to conversion. At the Company's option, the entire principal amount and all accrued interest may be paid to the holder on the second anniversary or converted into shares of the Company's common stock.

      The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $91,570. As of June 30, 2002, $16,056 was accreted from these discounts and recognized as interest expense.

      Convertible debentures - related parties - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, and Mr. Mike Murphy. The debentures mature in two years and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days. Current and long-term portions total $350,000 and $50,000, respectively.

Stock Options and Warrants

      On January 8, 2001, the Company granted an option to purchase 200,000 shares of common stock for $2,000 no later than February 16, 2001. On the same day, the Company issued stock purchase warrants to convert the entire principal and interest due of $298,770, under a promissory note, into 597,539 shares of common stock no later than February 16, 2001. On November 1, 2000, the Company granted an option to purchase 51,490 shares of common stock for $1,000 no later than February 16, 2001. On February 16, 2001, all these options and warrants were exercised. As a result, $54,000 was recognized as stock based compensation and $13,417 was recognized as stock based financial consulting fees during the transition period ended June 30, 2001.

      On April 7, 2001, the Company granted an option to purchase 50,000 shares of common stock for $1,000 on or after July 1, 2001, for financial consulting services. Since there is nothing in the agreement indicating the fair value of the services provided for this option, the fair value of the equity instrument issued (FAS 123, Paragraph 8) was used. As the result of granting this option, $13,807 was recorded as stock based financial consulting fee expense for the year ended June 30, 2001.

      On January 2, 2002, the Company granted an option to purchase 200,000 shares of common stock at an exercise price of $0.72 per share for corporate development services. There is no expiration for this option. As the result of granting this option, $144,000 was recognized as stock based financial consulting fees for the year ended June 30, 2002.

Transfer Agent

      The Transfer agent for our common stock is Jersey Transfer & Trust Co., 201 Bloomfield Ave., P.O. Box 36, Verona, NJ 07044.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in the Form 10-KSB. See "Information Regarding Forward-Looking Statements".

      On March 9, 2001, the Company entered into a written merger agreement to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation ("National Cabling") who provided professional design and installation of structured cable systems and electronics in support of high speed telecommunication services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The share exchange and business reorganization pursuant to
Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. The written Agreement and Plan of Merger ("Agreement") called for the merger of National Cabling with a wholly owned subsidiary of King Cabling Corp; the exchange of all outstanding common shares of National Cabling for common shares of the Company; and the resignation of the existing Board of Directors and Officers of the Company and the appointment of three members on National Cabling's Board of directors and Officers to fill their un-expired terms. Lite King functions as the parent company for National Cabling. The Company filed an 8-K on July 24, 2001 reporting that on July 15, 2001, National Cabling amended its by-laws and changed its fiscal year from a calendar year to July 1st through June 30th, in order to have the same fiscal year as the Company.

      The Company under the name National Cabling continued the operations of National Cabling. The Company acquired current assets of approximately $738,244, and leasehold improvements and equipment of approximately $300,742 for total assets of $1,038,986. The Company acquired National Cabling in a share exchange of 5,149,029 shares, share for share pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, under the Agreement. Prior to merger, there was no material relationship between the Company and National Cabling.

      The Company's wholly owned subsidiary, National Cabling Services, Inc.'s services and business activities included providing consulting services for integrating disparate systems, evaluating current systems and developing solutions for evolving technologies. The Company provided design and engineering services for a wide variety of telecommunications infrastructure systems, including inside plant, outside plant, campus environments, wireless RF systems, microwave PP, video distribution, VoIP and PBX systems, fiber optics and aerial cable installations. The Company performed installation services in a wide variety of environments including warehouses, manufacturing plants, campuses, office buildings and multi-site rollouts. Project management was another service provided by the Company.

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Equity Line is available to the Company at this time. The Company is considered to be a public shell.

Financial Performance

      The Company had a history of losses and ceased operations in October, 2002.

Significant Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America required management to make a wide variety of estimates and assumptions that affected (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely made judgments and estimates about the effect of matters that were inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments became even more subjective and complex. We had identified certain accounting policies that were most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies were as follows:

      Inventory - Inventory was stated at the lower of cost or market. Cost was principally determined by using the first-in, first-out (FIFO) method. Inventory consisted principally of finished goods. The Company's management monitored the inventory for excess and obsolete items and made necessary valuation adjustments when required.

      Fixed assets - Fixed assets were stated at cost less accumulated depreciation. Depreciation was provided principally on the straight-line method over the estimated useful lives of the assets, which was primarily 3 to 7 years. The cost of repairs and maintenance was charged to expense as incurred. Expenditures for property betterments and renewals were capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation were removed from the accounts and any gain or loss was reflected in other income (expense).

      The Company periodically evaluated whether events and circumstances had occurred that might warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company used an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

      Revenue recognition - The Company maintained its accounting records on the accrual basis of accounting Revenuesfrom fixed-price installation contracts were recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date to estimated total cost for each contract (cost-to-cost method). This method was used because management considered actual expended cost to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

      Contract costs included all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, payroll taxes, union fringes, and insurance costs. Selling, general, and administrative costs were charged to expense as incurred. Provisions for estimated losses on uncompleted contracts were made in the period in which such losses were determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements might result in revisions to costs and income and were recognized in the period in which the revisions were determined.

      The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represented revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represented billings in excess of revenues recognized. As of June 30, 2002, there were no costs and estimated earnings in excess of billings on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

      Contracts less than $10,000 were included in material inventory due to size and short duration. Revenue on these contracts was recognized using the completed contract method.

      Product development costs - Product development expenditures were charged to expenses as incurred.

      Advertising and marketing costs - The Company recognized advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expensed the costs of producing advertisements at the time production occurred, and expensed the costs of communicating advertisements in the period in which the advertising space or airtime was used. Advertising expense incurred for the year ended June 30, 2002, for the transition period ended June 30, 2001 and for the year ended December 31, 2000 was approximately $133,500, $14,900 and $1,300, respectively.

      Income taxes - The Company accounted for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which required recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences were expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in income in the period that included the enactment date.

      As of June 30, 2002, the Company had available net operating loss carryforwards that would expire in various periods through 2022. Such losses might not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company had established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

      Comprehensive income (loss) - The Company had no components of other comprehensive income. Accordingly, net loss equaled comprehensive loss for all periods.

      Stock-based compensation - The Company applied Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applied SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company used the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation was valued using the market price of the stock on the date of the related agreement.

      The Company granted no warrants or options to employees during the year ended June 30, 2002, from the transition period ended June 30, 2001, or for the year ended December 31, 2000.

      Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's note payable, note payable to stockholders, convertible debentures - related parties, and convertible debentures at June 30, 2002 were as follows:

                                                                   Carrying       Estimated
                                                                    Amounts       Fair Value
                                                                  ----------      ----------
      Note payable                                                $   30,812      $   30,988

      Note payable to stockholders                                   149,844         149,046

      Convertible debentures - related parties                       400,000         401,144

      Convertible debentures (excluding discount of $75,514)       1,093,823         844,050
                                                                  ----------      ----------

      Totals                                                      $1,674,479      $1,425,228
                                                                  ==========      ==========

      The estimated fair values of the above liabilities were based on quoted market rates. The carrying values of all other financial instruments approximate their fair value.

      Earnings (loss) per common share - Basic earnings (loss) per share excluded any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share was computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings
(loss) per share was computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares were excluded from the computation if their effect was antidilutive.

Capital Lease Obligation

      The Company was leasing equipment under capitalized leases that expired at various dates through March 2003. Accumulated depreciation on the equipment as of June 30, 2002 was $38,421.

      2003                                         $29,438

      Less: amount representing interest               334
                                                   -------

      Present value of minimum lease payments      $29,104
                                                   =======

      The Company ceased operations in October, 2002 and had no capital leases at this time.

Commitments And Contingencies

      Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company was obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and had classified these transactions as secured borrowings. The agreement allowed the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever was less. A factoring fee of 1% each 30 days was charged on face value of each financed invoice. Additional fee included finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation would occur after four business days. The term was based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of June 30, 2002, the secured borrowing totaling $3,495 was recorded as part of accounts payable and accrued liabilities totaling $1,066,062. When the Company ceased operations in October, 2002 no further borrowing were available.

      Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit had entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense was included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2002, the outstanding payroll tax payable balance was $140,736.

      Commitments - The Company leased office and warehouse space under noncancellable operating leases expiring in January 2005.

      The minimum lease payments required under such operating leases as of June 30, 2002, were as follows:

                   2003                                    $24,298
                   2004                                     25,042
                   2005                                     14,861
                                                           -------

                                                           $64,201
                                                           =======

      Total rental expense for the year ended June 30, 2002, for the transition period ended June 30, 2001 and for the year ended December 31, 2000 was $78,926, $42,039 and $84,544, respectively.

      In October of 2002 all leases were cancelled and the Company has no leased offices or warehouse space at this time.

Subsquent Events

      Discontinued operations - During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. The Company is considered to be a public shell.

      Convertible debenture conversion - From August 2002 through November 2002, Cornell converted principal totaling $162,146 of the $250,000 debenture and received 41,985,345 shares of the Company's common stock, giving Cornell majority ownership in the Company.

      Note payable to stockholders - As of the date of this report, the Company is in default on the note payable to stockholders, Mr. Wally Pennington and Mr. Robert Personett.

NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August and October 2001, respectively.

      SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

      SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its results of operations and financial position. The Company expects that the provisions of SFAS 142 will not have a material impact on its results of operations and financial position upon adoption.

      SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is note expected to have a material impact on the Company's financial statements.

      SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective July 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

      Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The impact of adoption of this statement is not expected to be significant.

      Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The implementation of Interpretation No. 46 did not have a material effect on the Company's financial statements.

      SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

      SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement is not expected to be significant.

      In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

      In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS 123R and believes it may have a material effect on the Company's financial statements.

Results of Operations For the Year Ended June 30, 2002, As Compared To The Twelve Month Period Ended June 30, 2001.

      Revenues. For the year ended June 30, 2002, we had revenues of $1,555,332 as compared to revenues of $2,493,848 for the twelve month period ended June 30, 2001, a decrease of $938,516 or -38%.

      Cost of Revenues. For the year ended June 30, 2002, we had cost of revenues of $1,362,900 as compared to cost of revenues of $2,178,660 for the twelve month period ended June 30, 2001, a decrease of $815,760 or -37%.

      Gross Profit. For the year ended June 30, 2002, we had a gross profit of $192,432 as compared to gross profit of $315,188 for the twelve month period ended June 30, 2001, a decrease of $122,756 or -39%. This decrease was the direct result of the decrease in sales that prevented the full absorption of fixed indirect job costs.

      Operating Expense. For the year ended June 30, 2002, we had total operating expenses of $1,399,940 as compared to total operating expenses of $1,128,010 for the twelve month period ended June 30, 2001, an increase of $271,930 or 24%. The increase in operating expenses was partly due to a stock based financial consulting fee of $144,000 for corporate development services in January, 2002.

      Interest Expense. For the year ended June 30, 2002, we had interest expense of $181,806 as compared to $132,331 for the twelve month period ended June 30, 2001, an increase of $49,475, due to increased debenture interest.

      Other Income/Expense. For the year ended June 30, 2002 we had an impairment loss of fixed assets of $83,666.

      Net Loss. For the year ended June 30, 2002, we had a net loss of $1,472,980 as compared to a net loss of $945,153 for the twelve month period ended June 30, 2001, an increase of $527,827 or 56%.

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $1,473,000 for the year ended June 30, 2002. The Company's current liabilities exceeded our current assets by approximately $1,420,000 as of June 30, 2002.

Related Party Transactions

      Note payable to stockholders - As of June 30, 2002, the Company had a note payable totaling $149,844 due to two principal stockholders, Mr. Wallace Pennington and Mr. Robert Personett, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. As discussed in Subsequent Event, this note payable is in default as of the date of this report.

      Convertible debentures - related parties - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, and Mr. Mike Murphy. The debentures mature in two years and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days. Current and long-term portions total $350,000 and $50,000, respectively.

Note Payable

      As of June 30, 2002, the Company had a promissory note payable totaling $30,812 due to a bank, which was secured by the Company's vehicles, bearing interest at 8.5% per annum, with principal and interest due on October 12, 2002. This note was paid in full.

Convertible Debentures

      On February 7, 2002, pursuant to an Equity Line of Credit Agreement (See
Note 9), the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partner, LP ("Cornell:") under an Equity Line of Credit Agreement (See Note 9). This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which will be amortized over the life of the Credit Agreement.

      On February 22, 2002, the Company issued a Secured Convertible Debenture to Cornell in the principal amount of $250,000. This Debenture has a term of 2 years and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell is entitled to voluntarily convert the Debentures to common shares of the Company on or after February 22, 2002. These Debentures are convertible into shares of the Company's common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 trading days prior to conversion. At the Company's option, the entire principal amount and all accrued interest may be paid to the holder on the second anniversary or converted into shares of the Company's common stock.

      The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $91,570. As of June 30, 2002, $16,056 was accreted from these discounts and recognized as interest expense.

Equity Line of Credit Agreement

      On February 14, 2002, the Company entered into an Equity Line of Credit Agreement ("Credit Agreement") with Cornell. Pursuant to the Credit Agreement, the Company may, at its discretion, periodically draw funds up to $20,000,000 from issuance of its common stock. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The Company is entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement with respect to the equity line of credit shares. The amount of each subsequent advance received by the Company is subject to an aggregate maximum advance amount of $500,000 in any thirty-day period thereafter. Furthermore, the Company is required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Credit Agreement. The term of the Credit Agreement is thirty-six months beginning on the date the SEC declares that SB-2 effective and subject to termination at the sole discretion of the Company and subject to certain events. The Credit Agreement is no longer available.

      Under the Credit Agreement, the Company is required to issue 360,920 shares of the Company's common stock to Cornell, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823 (See Note 6). In February 2002 the Company issued the common stock valued at $159,986 which the Company recorded as "Loan fees related to equity line" which will be amortized over the life of the Credit Agreement.

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Equity Line is available to the Company at this time. The Company is considered to be a public shell.

Stock Options and Warrants

      On January 8, 2001, the Company granted an option to purchase 200,000 shares of common stock for $2,000 no later than February 16, 2001. On the same day, the Company issued stock purchase warrants to convert the entire principal and interest due of $298,770, under a promissory note, into 597,539 shares of common stock no later than February 16, 2001. On November 1, 2000, the Company granted an option to purchase 51,490 shares of common stock for $1,000 no later than February 16, 2001. On February 16, 2001, all these options and warrants were exercised. As a result, $54,000 was recognized as stock based compensation and $13,417 was recognized as stock based financial consulting fees during the transition period ended June 30, 2001.

      On April 7, 2001, the Company granted an option to purchase 50,000 shares of common stock for $1,000 on or after July 1, 2001, for financial consulting services. Since there is nothing in the agreement indicating the fair value of the services provided for this option, the fair value of the equity instrument issued (FAS 123, Paragraph 8) was used. As the result of granting this option, $13,807 was recorded as stock based financial consulting fee expense for the year ended June 30, 2001.

      On January 2, 2002, the Company granted an option to purchase 200,000 shares of common stock at an exercise price of $0.72 per share for corporate development services. There is no expiration for this option. As the result of granting this option, $144,000 was recognized as stock based financial consulting fees for the year ended June 30, 2002.

Certain Business Risks

      The Company is subject to various risks that may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company's common stock. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occurs, the Company's business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company's common stock could decline and you could lose all or part of your investment.

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of June 30, 2002, the Company had an accumulated deficit of $2,386,551.

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Equity Line is available to the Company at this time. The Company is considered to be a public shell

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2002 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit $1,419,624 as of June 30, 2002, which means that our current liabilities as of that date exceeded our current assets by $1,419,624. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2002 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

      Our Obligations Under The Secured Convertible Debentures Issued to Cornell Capital Partners, Are Secured By All Of Our Assets

      Our obligations under the secured convertible debentures in the principal amount of $250,000 issued to Cornell Capital Partners are secured by all of our assets. As a result, if we default under the terms of these secured convertible debentures, Cornell Capital Partners could foreclose its security interest and liquidate all of the assets of the Company. This would force us to cease our operations..

      Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

      o With a price of less than $5.00 per share;

      o That are not traded on a "recognized" national exchange;

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

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

ITEM 7. FINANCIAL STATEMENTS

      The Financial Statements are set forth on pages F-1 to F-15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Our current management consists of David L. Norris who became an officer of Lite King from October, 2002. Unfortunately, current management does not have any basis to form an assertion with respect to the controls and procedures as conducted by prior management during the period as covered by this report.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

      The current executive officers and director of the Company as of February 3, 2006 are as follows:

      David L. Norris       56      President, Chief Executive Officer, Chief
                                    Financial Officer & Director

      In October of 2002 Mr. Norris was appointed President, Chief Executive Officer, Chief Financial Officer and Sole Director of the Company. Mr. Norris is the Executive Vice President of Bottom Line Advisors Inc., a position he has held since August of 1997. Bottom Line Advisors is a private consulting firm that offers a variety of consulting, management and financing services. Bottom Line specializes in Corporate Governance, Mergers & Acquisitions and Sarbanes-Oxley compliance. Mr. Norris served as a Director of Alliance Towers, Inc., a publicly traded company from September 2003 until March 23, 2005. Mr. Norris received his B.A. degree from SUNY at Oneonta and is a graduate of the Stonier Graduate School of Banking at Rutgers University.

      Former Executive Officers and Directors:

      Craig Massner, former President and Director of the Company attended Iowa Weslyan College majoring in economics and business administration before entering into the high technology field. He has over eight years experience within the industry and has served as President and Director of the Company's wholly owned subsidiary, National Cabling Services, Inc. since its formation in 1995. Mr. Massner resigned on October 24, 2002.

      Robert Personett, former Secretary-Treasurer and Director of the Company, is a Certified Public Accountant graduating from Eastern Illinois University with a B.S. in Business majoring in accounting. Prior to becoming Treasurer and Director for the Company's wholly owned subsidiary, National Cabling Services, Inc. in 1995, he worked for eight years in the audit and tax departments of Price Waterhouse Coopers and served as chief financial officer of a large regional transportation company. Mr. Personett resigned on October 24, 2002.

      Wallace Pennington, former Director has served as Director of the Company's wholly owned subsidiary, National Cabling Services, Inc. since its formation in 1995. He graduated from Aurora University with a B.S. in Business. He has over thirty years experience in high technology serving as manager of Caterpillar Consulting Services Group, President & General Manager of Pennington & Shurter Information Services, Inc. and Manager of Levy, Ray & Shoup, Inc. Mr. Pennington resigned on October 24, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

      For the year ended June 30, 2002, Craig Massner, President and a Director of the Company, received a salary of $43,623. Robert Personett, Secretary-Treasurer and a Director of the Company, received a salary of $53,000 for the year ended June 30, 2002.

      No other option or bonus plan exists.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

a. The following table sets forth information as of June 30, 2002 with respect to all shareholders known by the Company to be beneficial owners of more than 5% of the outstanding Common Stock, all directors, and all directors and executive officers as a group. Except as noted below, each shareholder has sole voting and investment power with respect to shares owned.

                                                             Number of Common
Name and Address                                           Shares Beneficially
of Beneficial Owner                                       Owned         Percent*

Modern Technology Corp.
P.O. Box 0007
Belle Harbor, New York 11694                             720,000           8.98%

Craig Massner
175 Courtland Avenue
Morton, Illinois 61550                                 1,194,109          14.90%

Paul Dexheimer
175 Courtland Avenue
Morton, Illinois 61550                                   715,100           8.92%

Wally Pennington
175 Courtland Avenue
Morton, Illinois 61550                                 1,207,664          15.07%

Eric Siebenthal
175 Courtland Avenue
Morton, Illinois 61550                                   699,939           8.73%

Rob Personett
175 Courtland Avenue
Morton, Illinois 61550                                 1,180,727          14.73%

All 3 officers and directors
as a group (Resigned on
October 24, 2002)                                      3,582,500          44.70%

*Based upon 8,014,595 shares outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Notes payable - related parties - Notes payable - related parties consists of the following as of June 30, 2002:

Note payable to stockholders - Note payable due to two principal stockholders,
  Mr. Wally Pennington and Mr. Robert Personett, which was secured by the
  Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date
  of this report                                                                      $149,844

Convertible debentures - related parties - During June and July 2001, the
  Company issued convertible debentures in the amount of $400,000 to Mr. Wally
  Pennington, Mr. Robert Personett, Mrs. Christine Personett, and Mr. Mike
  Murphy. The debentures mature in two years and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days. Current and
  long-term portions total $350,000 and $50,000, respectively                         $400,000
                                                                                      --------

Total                                                                                 $549,844
                                                                                      ========

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      Reports On Form 8-K:

      We filed a Current Report on Form 8-K on July 24, 2001 with respect to
Item 5 - Other Events.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 3, 2006                   LITE KING CORP.


                                         By:
                                             -----------------------------------
                                             David  L. Norris
                                             President, Chief Executive Officer,
                                             and Chief Financial Officer

Table of Contents

                                 LITE KING CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Report of Independent Registered Accounting Firm                                                  F-2

Balance Sheet as of December 31, 2002                                                             F-3

Statements of Operations for the Years Ended December 31, 2001 and 2002                           F-4

Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001 and 2002      F-5

Statements of Cash Flows for the Years Ended December 31, 2001 and 2002                           F-6

Notes to Financial Statements                                                                     F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders
Lite King Corporation
Morton, Illinois

We have audited the accompanying balance sheet of Lite King Corporation as of June 30, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the transition period ended June 30, 2001, and for the year ended December 31, 2000, were audited by other auditors whose report dated August 17, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lite King Corporation as of June 30, 2002, and the results of its activities and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


L.L. Bradford & Company, LLC
Februrary 7, 2005
Las Vegas, Nevada

                              LITE KING CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2002

                                     ASSETS

Current assets
   Accounts receivable, net                                         $   138,053
   Inventory                                                             85,653
                                                                    -----------
      Total current assets                                              223,706

Fixed assets, net                                                        80,400

Other assets                                                             20,982
                                                                    -----------

Total assets                                                        $   325,088
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Bank overdraft                                                   $    17,508
   Accounts payable and accrued liabilities                           1,066,062
   Note payable                                                          30,812
   Note payable to stockholders                                         149,844
   Capital lease obligation - current portion                            29,104
   Convertible debentures - related parties - current portion           350,000
                                                                    -----------

      Total current liabilities                                       1,643,330

Long-term liabilities
   Convertible debentures - related parties - long-term portion          50,000
   Convertible debentures - long-term portion, net of
      discount of $75,514                                             1,018,309
                                                                    -----------

Total liabilities                                                     2,711,639

Commitments and contingencies                                                --

Stockholders' deficit
   Common stock; $0.001 par value; 50,000,000 shares
      authorized 8,014,595 shares issued and outstanding                  8,015
   Additional paid-in capital                                         1,468,814
   Treasury stock                                                       (48,950)
   Loan fees related to equity line                                  (1,003,809)
   Accumulated deficit                                               (2,810,621)
                                                                    -----------
      Total stockholders' deficit                                    (2,386,551)
                                                                    -----------

Total liabilities and stockholders' deficit                         $   325,088
                                                                    ===========

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                            STATEMENTS OF OPERATIONS

                                                     For the year ended     Transition period      For the year ended
                                                       June 30, 2002       ended June 30, 2001     December 31, 2000
                                                     ------------------     ------------------     ------------------
Revenues                                             $        1,555,332     $          711,513     $        4,915,507

Cost of revenues                                              1,362,900                681,985              4,105,955
                                                     ------------------     ------------------     ------------------

       Gross profit                                             192,432                 29,528                809,552

Operating expenses
       Consulting and professional fees                         496,349                169,367                 35,882
       Selling, general and administrative                      903,591                558,023                869,146
                                                     ------------------     ------------------     ------------------
           Total operating expenses                           1,399,940                727,390                905,028
                                                     ------------------     ------------------     ------------------

       Income (loss) from operations                         (1,207,508)              (697,862)               (95,476)

Other income (expense)
       Impairment loss of fixed assets                          (83,666)                    --                     --
       Interest expense                                        (181,806)               (44,347)              (127,817)
                                                     ------------------     ------------------     ------------------
           Total other income (expense)                        (265,472)               (44,347)              (127,817)

Net income (loss)                                    $       (1,472,980)    $         (742,209)    $         (223,293)
                                                     ==================     ==================     ==================

Basic and diluted loss per common share              $            (0.19)    $            (0.11)    $            (0.05)
                                                     ==================     ==================     ==================

Basic and diluted weighted average common
       shares outstanding                                     7,776,650              6,713,944              4,300,000
                                                     ==================     ==================     ==================

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                            Common Stock                                                  Loan Fees
                                   -----------------------------      Additional       Treasury          Related to
                                      Shares           Amount       Paid-in Capital      Stock           Equity Line
                                   ---------------------------------------------------------------------------------
Balance, January 1, 2000              4,300,000     $      4,300     $         --     $         --      $         --

Treasury stock acquired                      --               --               --          (48,950)               --

Net loss                                     --               --               --               --                --
                                   ---------------------------------------------------------------------------------

Balance, December 31, 2000            4,300,000            4,300               --          (48,950)               --

Payment of subscription                      --               --               --               --                --

Issuance of common stock                849,029              849          368,337               --                --

Reverse acquisition                   2,484,646            2,485          705,302               --                --

Net loss                                     --               --               --               --                --
                                   ---------------------------------------------------------------------------------

Balance, June 30, 2001                7,633,675            7,634        1,073,639          (48,950)               --

Issuance of common stock
  under Equity Line of
   Credit Agreement                     380,920              381          159,605               --          (159,986)

Issuance of convertible
  debentures as compensation
   under Equity Line of
    Credit Agreement                         --               --               --               --          (843,823)

Beneficial conversion feature
  on $250,000 convertible
  debentures                                 --               --           91,570               --                --

Consulting compensation
  on stock option issued                     --               --          144,000               --                --

Net loss                                     --               --               --               --                --
                                   ---------------------------------------------------------------------------------

Balance, June 30, 2002                8,014,595     $      8,015     $  1,468,814     $    (48,950)     $ (1,003,809)
                                   =================================================================================

                                                                         Total
                                   Subscription       Accumulated     Stockholders'
                                    Receivable         Deficit          Deficit
                                   ------------------------------------------------
Balance, January 1, 2000           $     (3,300)     $   (372,139)         (371,139)

Treasury stock acquired                      --                --           (48,950)

Net loss                                     --          (223,293)         (223,293)
                                   ------------------------------------------------

Balance, December 31, 2000               (3,300)         (595,432)         (643,382)

Payment of subscription                   3,300                --             3,300

Issuance of common stock                     --                --           369,186

Reverse acquisition                          --                --           707,787

Net loss                                     --          (742,209)         (742,209)
                                   ------------------------------------------------

Balance, June 30, 2001                       --        (1,337,641)         (305,318)

Issuance of common stock
  under Equity Line of
   Credit Agreement                          --                --                --

Issuance of convertible
  debentures as compensation
   under Equity Line of
    Credit Agreement                         --                --          (843,823)

Beneficial conversion feature
  on $250,000 convertible
  debentures                                 --                --            91,570

Consulting compensation
  on stock option issued                     --                --           144,000

Net loss                                     --        (1,472,980)       (1,472,980)
                                   ------------------------------------------------

Balance, June 30, 2002             $         --      $ (2,810,621)     $ (2,386,551)
                                   ================================================

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                  For the year ended     Transition period      For the year ended
                                                                     June 30, 2002       ended June 30, 2001     December 31, 2000
                                                                  -----------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                   $        (1,472,980)   $          (742,209)   $          (223,293)
       Adjustments to reconcile net loss to net
        cash provided (used) by operating activities:
           Depreciation                                                        76,316                 57,969                142,263
           Impairment loss on fixed assets                                     83,666                   (541)                   527
           Notes payable to shareholders issued in lieu
               of interest payment                                                 --                     --                 33,876
           Stock based compensation                                           144,000                 80,504                     --
           Accretion of discount on convertible debentures                     16,056                     --                     --
       Changes in operating assets and liabilities:
           Change in restricted cash                                           10,000                (10,000)                    --
           Change in accounts receivable, net                                  81,667                145,379                135,164
           Change in accounts receivable from employees                            59                    (59)                 1,325
           Change in accounts receivable from stockholders                         --                  9,423                 45,842
           Change in inventory                                                143,671                  5,811                160,318
           Change in other assets                                             (20,301)                15,000                (15,316)
           Change in bank overdraft                                            17,508                     --                 (6,675)
           Change in accounts payable and accrued liabilities                 528,169                   (150)              (122,582)
           Change in costs and estimated earnings in excess
               of billing on uncompleted contracts                                 --                 98,778                 65,489
                                                                  -----------------------------------------------------------------
               Net cash provided (used) by operating activities              (392,169)              (340,095)               216,938

Cash flows from investing activities:
       Proceeds from sale of assets                                                --                  3,705                  1,500
       Purchase of fixed assets                                                    --                (13,657)              (110,128)
                                                                  -----------------------------------------------------------------
               Net cash used by investing activities                               --                 (9,952)              (108,628)

Cash flows from financing activities:
       Net proceeds from (payments on) lines of credit                       (150,000)              (204,096)                 5,570
       Proceeds from notes payable to stockholders                            149,844                     --                 47,664
       Principal payments on notes payable to stockholders                         --                 (5,264)               (35,613)
       Proceeds from notes payable                                             30,812                     --                     --
       Principal payments on notes payable                                    (74,225)               (27,088)               (50,873)
       Principal payments on capital lease obligations                        (17,647)               (13,335)               (22,151)
       Proceeds from convertible debentures - related parties                  50,000                350,000                     --
       Proceeds from convertible debentures                                   250,000                     --                     --
       Purchase of treasury stock                                                  --                     --                (48,950)
       Proceeds from issuance of common stock                                      --                389,087                     --
                                                                  -----------------------------------------------------------------
               Net cash provided (used) by financing activities               238,784                489,304               (104,353)
                                                                  -----------------------------------------------------------------

Net change in cash                                                           (153,385)               139,257                  3,957

Cash, beginning of period                                                     153,385                 14,128                 10,171
                                                                  -----------------------------------------------------------------

Cash, end of period                                               $                --    $           153,385    $            14,128
                                                                  =================================================================

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                            STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                     $                --    $                --    $                --
                                                                  =================================================================
   Cash paid for interest                                         $            34,800    $                --    $                --
                                                                  =================================================================

Schedule of non-cash operating, investing and financing
 activities:
   Issuance of common stock for conversion of debentures          $         1,003,809    $                --    $                --
                                                                  =================================================================

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Description of business - The principal business activity of Lite King Corporation (hereinafter referred to as the "Company") is the design and installation of cabling for computer networks. As discussed in Note 11, the Company discontinued their operations beginning October 1, 2002. Accordingly, the Company reentered the development Stage whereby the Company began seeking for a prospective target business to acquire through the issuance of equity securities, debt securities, bank borrowings, or a combination thereof.

      History - Lite King Corporation ("LK") was incorporated in New York on January 4, 1990 and was formerly engaged in the manufacture and assembly of wiring devices. During 2000, LK discontinued its manufacturing and assembly business and sold off its business assets to position itself as a merger candidate.

      National Cabling Services, Inc. ("NCSI") was incorporated on June 21, 1995 in the state of Illinois. The Company's principal business activity is the design and installation of cabling for computer networks.

      On March 16, 2001, the Company merged with NCSI in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, LK issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. LK had 2,484,646 shares issued and outstanding prior to the merger.

      The merger was accounted for as a reverse acquisition since NCSI is the continuing accounting entity under GAAP, as a result of the recapitalization. Accordingly, a recapitalization occurred and no goodwill was recorded and the operating results of LK have been included in the financial statements from the date of consummation of the merger. On this basis, the historical financial statements prior to March 16, 2001 represent the financial statements of NCSI. The historical shareholders' equity accounts of NCSI as of December 31, 2000 have been retroactively restated for all periods presented to reflect the recapitalization.

      Going concern - The Company incurred a net loss of approximately $1,473,000 for the year ended June 30, 2002. The Company's current liabilities exceed its current assets by approximately $1,420,000 as of June 30, 2002. Additionally, the Company discontinued their operations beginning October 1, 2002 as discussed in Note 11. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

      The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      Definition of fiscal year - On June 30, 2001, the Company elected to change its fiscal year from December 31 to June 30. Accordingly, the Company reported a transition period, which began January 1, 2000 and ended June 30, 2001 (referred to herein as the "transition period").

      Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications - Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

      Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the first-in, first-out (FIFO) method. Inventory consists principally of finished goods. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is primarily 3 to 7 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

      The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

      Revenue recognition - The Company maintains its accounting records on the accrual basis of accounting. Revenues from fixed-price installation contracts are recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date to estimated total cost for each contract (cost-to-cost method). This method is used because management considers actual expended cost to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

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

      The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. As of June 30, 2002, there were no costs and estimated earnings in excess of billings on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

      Contracts less than $10,000 are included in material inventory due to size and short duration. Revenue on these contracts is recognized using the completed contract method.

      Product development costs - Product development expenditures are charged to expenses as incurred.

      Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising expense incurred for the year ended June 30, 2002, for the transition period ended June 30, 2001 and for the year ended December 31, 2000 was approximately $133,500, $14,900 and $1,300, respectively.

      Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      As of June 30, 2002, the Company has available net operating loss carryforwards that will expire in various periods through 2022. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

      Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

      Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

      The Company granted no warrants or options to employees during the year ended June 30, 2002, from the transition period ended June 30, 2001, or for the year ended December 31, 2000.

      Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's note payable, note payable to stockholders, convertible debentures - related parties, and convertible debentures at June 30, 2002are as follows:

                                                                   Carrying       Estimated
                                                                   Amounts        Fair Value
                                                                  ----------      ----------
      Note payable                                                $   30,812      $   30,988

      Note payable to stockholders                                   149,844         149,046

      Convertible debentures - related parties                       400,000         401,144

      Convertible debentures (excluding discount of $75,514)       1,093,823         844,050
                                                                  ----------      ----------

            Totals                                                $1,674,479      $1,425,228
                                                                  ==========      ==========

      The estimated fair values of the above liabilities were based on quoted market rates. The carrying values of all other financial instruments approximate their fair value.

      Earnings (loss) per common share - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

      New accounting pronouncements - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August and October 2001, respectively.

      SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its results of operations and financial position. The Company expects that the provisions of SFAS 142 will not have a material impact on its results of operations and financial position upon adoption.

      SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is note expected to have a material impact on the Company's financial statements.

      SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective July 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

      Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The impact of adoption of this statement is not expected to be significant.

      Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The implementation of Interpretation No. 46 did not have a material effect on the Company's financial statements.

      SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

      SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement is not expected to be significant.

      In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS 123R and believes it may have a material effect on the Company's financial statements.

2.    INVENTORY

      Inventory consists of the following at June 30, 2002:

      Raw materials                                        $    --
      Work in process                                           --
      Finished goods                                        85,653
                                                           -------

                                                           $85,653
                                                           =======

3.    FIXED ASSETS

      During June 30, 2002, the Company evaluated the estimated useful lives of fixed assets and determined that the assets had no future useful lives. Accordingly, the Company recorded a loss on impairment of fixed assets totaling $83,666 to record the assets at their estimated salvage value totaling $80,400 as of June 30, 2002.

4.    RELATED PARTY TRANSACTIONS

      Note payable to stockholders - As of June 30, 2002, the Company has a note payable totaling $149,844 due to two principal stockholders, which is secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. As discussed in Note 11, this note payable is in default as of the date of this report.

      Convertible debentures - related parties - During June and July 2001, the Company issued convertible debentures in the amount of $400,000. The debentures mature in two years and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days. Current and long-term portions total $350,000 and $50,000, respectively.

5.    NOTE PAYABLE

      As of June 30, 2002, the Company has a promissory note payable totaling $30,812 due to a bank, which is secured by the Company's vehicles, bearing interest at 8.5% per annum, with principal and interest due on October 12, 2002.

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

6.    CONVERTIBLE DEBENTURES

      On February 7, 2002, pursuant to an Equity Line of Credit Agreement (See
      Note 9), the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partner, LP ("Cornell:") under an Equity Line of Credit Agreement (See Note 9). This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which will be amortized over the life of the Credit Agreement.

      On February 22, 2002, the Company issued a Secured Convertible Debenture to Cornell in the principal amount of $250,000. This Debenture has a term of 2 years and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company option, the entire principal amount and all accrued interest can be either
      (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell is entitled to voluntarily convert the Debentures to common shares of the Company on or after February 22, 2002. These Debentures are convertible into shares of the Company's common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 trading days prior to conversion. At the Company's option, the entire principal amount and all accrued interest may be paid to the holder on the second anniversary or converted into shares of the Company's common stock.

      The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $91,570. As of June 30, 2002, $16,056 was accreted from these discounts and recognized as interest expense.

7.    CAPITAL LEASE OBLIGATION

      The Company is leasing equipment under capitalized leases which expire at various dates through March 2003. Accumulated depreciation on the equipment as of June 30, 2002 is $38,421.

      2003                                         $29,438

      Less: amount representing interest               334
                                                   -------

      Present value of minimum lease payments      $29,104
                                                   =======

8.    COMMITMENTS AND CONTINGENCIES

      Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of June 30, 2002, the secured borrowing totaling $3,495 was recorded as part of accounts payable and accrued liabilities totaling $1,066,062.

      Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2002, the outstanding payroll tax payable balance was $140,736.

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      Commitments - The Company leases office and warehouse space under noncancellable operating leases expiring in January 2005. Future minimum lease payments under these leases are as follows:

      Future minimum lease payments required under such operating leases as of June 30, 2002, are as follows:

      2003                                                 $24,298
      2004                                                  25,042
      2005                                                  14,861
                                                           -------

                                                           $64,201
                                                           =======

      Total rental expense for the year ended June 30, 2002, for the transition period ended June 30, 2001 and for the year ended December 31, 2000 was $78,926, $42,039 and $84,544, respectively.

9.    EQUITY LINE OF CREDIT AGREEMENT

      On February 14, 2002, the Company entered into an Equity Line of Credit Agreement ("Credit Agreement") with Cornell. Pursuant to the Credit Agreement, the Company may, at its discretion, periodically draw funds up to $20,000,000 from issuance of its common stock. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The Company is entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement with respect to the equity line of credit shares. The amount of each subsequent advance received by the Company is subject to an aggregate maximum advance amount of $500,000 in any thirty-day period thereafter. Furthermore, the Company is required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Credit Agreement. The term of the Credit Agreement is thirty-six months beginning on the date the SEC declares that SB-2 effective and subject to termination at the sole discretion of the Company and subject to certain events.

      Under the Credit Agreement, the Company is required to issue 360,920 shares of the Company's common stock to Cornell, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823 (See Note 6). In February 2002 the Company issued the common stock valued at $159,986 which the Company recorded as "Loan fees related to equity line" which will be amortized over the life of the Credit Agreement.

10.   STOCK OPTIONS AND WARRANTS

      On January 8, 2001, the Company granted an option to purchase 200,000 shares of common stock for $2,000 no later than February 16, 2001. On the same day, the Company issued stock purchase warrants to convert the entire principal and interest due of $298,770, under a promissory note, into 597,539 shares of common stock no later than February 16, 2001. On November 1, 2000, the Company granted an option to purchase 51,490 shares of common stock for $1,000 no later than February 16, 2001. On February 16, 2001, all these options and warrants were exercised. As a result, $54,000 was recognized as stock based compensation and $13,417 was recognized as stock based financial consulting fees during the transition period ended June 30, 2001.

      On April 7, 2001, the Company granted an option to purchase 50,000 shares of common stock for $1,000 on or after July 1, 2001, for financial consulting services. Since there is nothing in the agreement indicating the fair value of the services provided for this option, the fair value of the equity instrument issued (FAS 123, Paragraph 8) was used. As the result of granting this option, $13,807 was recorded as stock based financial consulting fee expense for the year ended June 30, 2001.

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      On January 2, 2002, the Company granted an option to purchase 200,000 shares of common stock at an exercise price of $0.72 per share for corporate development services. There is no expiration for this option. As the result of granting this option, $144,000 was recognized as stock based financial consulting fees for the year ended June 30, 2002.

11.   SUBSEQUENT EVENTS

      Discontinued operations - During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. The Company is considered to be a public shell.

      Convertible debenture conversion - From August 2002 through November 2002, Cornell converted principal totaling $162,146 of the $250,000 debenture and received 41,985,345 shares of the Company's common stock, giving Cornell majority ownership in the Company.

      Note payable to stockholders - As of the date of this report, the Company is in default on the note payable to stockholders.