Form 10QSB
period 2002-09-30
LITE KING CORP
filed 2006-02-23
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                         Commission File No. 000-1074267

                                 LITE KING CORP.
                                 ---------------
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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |X| No |_|

      There were 15,458,973 shares of common stock outstanding as of September 30, 2002.

                                TABLE OF CONTENTS

PART I.

Item 1. Financial Statements
        Balance Sheet - September 30, 2002  (unaudited)                        4

        Statements of Operations - For the Three Months Ended
        September 30, 2001 and 2002 (unaudited)                                5

        Statement of Changes in Stockholders' Equity - For the Three
        Months Ended September 30, 2002 (unaudited)                            6

        Statements of Cash Flows - For the Three Months Ended
        September 30, 2001 and 2002 (unaudited)                                7

        Notes to Financial Statements (unaudited)                              8

Item 2. Management's Plan of Operations and Discussion and Analysis           12

Item 3. Controls and Procedures                                               16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 2. Changes in  Securities and Use of Proceeds                            16

Item 3. Defaults upon Senior Securities                                       16

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      17

        Signatures                                                            17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

        Financial Information

                              LITE KING CORPORATION
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Accounts receivable, net                                         $     77,250
  Inventory                                                              90,657
                                                                   ------------
    Total current assets                                                167,907

Fixed assets, net                                                        80,400

Other assets                                                             17,466
                                                                   ------------

Total assets                                                       $    265,773
                                                                   ============

                     LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Bank overdraft                                                   $     12,216
  Accounts payable and accrued liabilities                            1,176,749
  Note payable                                                           30,812
  Note payable to stockholders                                          149,800
  Capital lease obligation - current portion                             25,028
  Convertible debentures - related parties - current portion            350,000
                                                                   ------------
    Total current liabilities                                         1,744,605

Long-term liabilities
  Convertible debentures - related parties - long-term portion           50,000
  Convertible debentures - long-term portion, net of
    discount of $63,974                                                 944,849
                                                                   ------------

Total liabilities                                                     2,739,454

Commitments and contingencies                                                --

Stockholder's deficit
  Common stock; $0.001 par value; 50,000,000 shares
    authorized 15,458,973 shares issued and outstanding                  15,459
  Additional paid-in capital                                          1,502,367
  Treasury stock                                                        (48,950)
  Loan fees related to equity line                                     (959,806)
  Accumulated deficit                                                (2,982,751)
                                                                   ------------
    Total stockholder's deficit                                      (2,473,681)
                                                                   ------------

Total liabilities and stockholder's deficit                        $    265,773
                                                                   ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the three months
                                                        ended September 30,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

Revenues                                           $    141,092    $    549,306

Cost of revenues                                         61,729         497,036
                                                   ------------    ------------

  Gross profit                                           79,363          52,270

Operating expenses
  Consulting and professional fees                       52,630          63,925
  Selling, general and administrative                   137,424         256,421
                                                   ------------    ------------
    Total operating expenses                            190,054         320,346
                                                   ------------    ------------

  Loss from operations                                 (110,691)       (268,076)

Other expense
  Interest expense                                      (61,439)        (41,851)
                                                   ------------    ------------
    Total other expense                                 (61,439)        (41,851)
                                                   ------------    ------------
Net loss                                           $   (172,130)   $   (309,927)
                                                   ============    ============

Basic and diluted loss per common share            $      (0.02)   $      (0.04)
                                                   ============    ============

Basic and diluted weighted average common
  shares outstanding                                  9,308,857       7,633,675
                                                   ============    ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                      Common Stock         Additional                   Loan Fees                       Total
                               -------------------------    Paid-in        Treasury     Related to     Accumulated   Stockholder's
                                  Shares      Amount        Capital         Stock       Equity Line      Deficit       Deficit
                               --------------------------------------------------------------------------------------------------
Balance, June 30, 2002          8,014,595   $     8,015   $ 1,468,814    $   (48,950)   $(1,003,809)   $(2,810,621)   $(2,386,551)

Conversion of debentures        7,444,378         7,444        77,556             --             --             --         85,000

Amortization on loan fees
  related to Equity Line
  of Credit Agreement                  --            --       (44,003)            --         44,003             --             --

Net loss                               --            --            --             --             --       (172,130)      (172,130)
                               --------------------------------------------------------------------------------------------------
Balance, September 30, 2002    15,458,973   $    15,459   $ 1,502,367    $   (48,950)   $  (959,806)   $(2,982,751)   $(2,473,681)
                               ==================================================================================================

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               For the three months
                                                                ended September 30,
                                                           ----------------------------
                                                               2002            2001
                                                           ------------    ------------
Cash flows from operating activities:
  Net loss                                                 $   (172,130)   $   (309,927)
  Adjustments to reconcile net income loss to net
   cash provided (used) by operating activities:
    Depreciation                                                     --          17,440
    Gain on sale of fixed assets                                     --            (700)
    Accretion of discount on convertible debentures              11,540              --
  Changes in operating assets and liabilities:
    Restricted cash                                                  --          10,000
    Accounts receivable, net                                     60,803        (157,289)
    Accounts receivable from employees                               --              59
    Inventory                                                    (5,004)         42,211
    Other assets                                                  3,516              --
    Bank overdraft                                               (5,292)             --
    Accounts payable and accrued liabilities                    110,687         245,089
                                                           ------------    ------------
      Net cash provided (used) by operating activities            4,120        (153,117)

Cash flows from investing activities:
  Proceeds from sale of fixed assets                                 --             700
                                                           ------------    ------------
      Net cash provided by investing activities                      --             700

Cash flows from financing activities:
  Net payments on lines of credit                                    --            (156)
  Principal payments on notes payable to stockholders               (44)             --
  Principal payments on notes payable                                --         (14,374)
  Principal payments on capital lease obligations                (4,076)         (3,825)
  Proceeds from convertible debentures - related parties             --          50,000
                                                           ------------    ------------
      Net cash provided (used) by financing activities           (4,120)         31,645
                                                           ------------    ------------

Net change in cash                                                   --        (120,772)

Cash, beginning of period                                            --         153,385
                                                           ------------    ------------

Cash, end of period                                        $         --    $     32,613
                                                           ============    ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - The principal business activity of Lite King Corporation (hereinafter referred to as the "Company") is the design and installation of cabling for computer networks. As discussed in Note 7, the Company discontinued their operations beginning October 1, 2002. Accordingly, the Company is considered to be a public shell.

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

Going concern - The Company incurred a net loss of approximately $172,000 for the three months ended September 30, 2002. The Company's current liabilities exceed its current assets by approximately $1,577,000 as of September 30, 2002. The Company ceased operations in October of 2002 and is considered to be a public shell.

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

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. As of September 30, 2002, there were no costs and estimated earnings in excess of billings on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

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

The Company granted no warrants or options to employees for the three months ended September 30, 2002 and 2001.

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

2.    RELATED PARTY TRANSACTIONS

Note payable to stockholders - As of September 30, 2002, the Company has a note payable totaling $149,800 due to two principal stockholders, which is secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand.

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

3.    CONVERTIBLE DEBENTURES

On February 7, 2002, pursuant to an Equity Line of Credit Agreement (See Note
5), the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partner, LP ("Cornell") under an Equity Line of Credit Agreement (See Note 5). This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which will be amortized over the life of the Credit Agreement. For the three months ended September 30, 2002, the Company recorded $36,990 in amortization related to the loan fees.

On February 22, 2002, the Company issued a Secured Convertible Debenture to Cornell in the principal amount of $250,000. This Debenture had a term of 2 years and bore interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell is entitled to voluntarily convert the Debentures to common shares of the Company on or after February 22, 2002. These Debentures are convertible into shares of the Company's common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 trading days prior to conversion. At the Company's option, the entire principal amount and all accrued interest may be paid to the holder on the second anniversary or converted into shares of the Company's common stock.

The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $63,974 (net of total accretion of $27,596). For the three months ended September 30, 2002, $11,540 was accreted from these discounts and recognized as interest expense.

During August and September 2002, Cornell converted principal totaling $85,000 of the $250,000 debenture and received 7,444,378 shares of the Company's common stock, giving Cornell majority ownership in the Company.

4.    COMMITMENTS AND CONTINGENCIES

Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of September 30, 2002, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,176,749.

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

Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of September 30, 2002, the outstanding payroll tax payable balance was $140,736.

5.    EQUITY LINE OF CREDIT AGREEMENT

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

Under the Credit Agreement, the Company is required to issue 360,920 shares of the Company's common stock to Cornell, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823 (See Note 3). In February 2002 the Company issued the common stock valued at $159,986 which the Company recorded as "Loan fees related to equity line" which will be amortized over the life of the Credit Agreement. For the three months ended September 30, 2002, the Company recorded $7,013 in amortization related to the loan fees. When the Company ceased operations in October of 2002, the Credit Agreement was cancelled.

6.    STOCK OPTIONS AND WARRANTS

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

7.    SUBSEQUENT EVENTS

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

During October and November 2002, the Company Cornell converted principal totaling $77,146 of the $250,000 debenture and received 34,540,967 shares of the Company's common stock, giving Cornell majority ownership in the Company.

Item 2. Management's Plan Of Operation And Discussion And Analysis

Overview

      The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing in the Form 10-KSB.

      On March 9, 2001, the Company entered into an Agreement and Plan of Merger ("Agreement") to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation ("National Cabling") which provides professional design and installation of structured cable systems and electronics in support of high speed telecommunication services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The share exchange and business reorganization pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. The Agreement called for the merger of National Cabling with a wholly owned subsidiary of the Registrant, King Cabling Corp; the exchange of all outstanding common shares of National Cabling for common shares of the Registrant; and the resignation of the existing Board of Directors and Officers of the Registrant and the appointment of three members on National Cabling's Board of directors and Officers to fill their un-expired terms. Lite King Corp functioned as the parent company for National Cabling. The Company filed an 8-K on July 24, 2001 reporting that on July 15, 2001, National Cabling amended its by-laws and changed its fiscal year from a calendar year to July 1st through June 30th, in order to have the same fiscal year as the Company.

      The Company under the name National Cabling continued the operations of National Cabling. The Company acquired current assets of approximately $738,244, and leasehold improvements and equipment of approximately $300,742 for total assets of $1,038,986 in exchange for 5,149,029 shares of the Company's common stock pursuant to the terms of the Agreement. Prior to merger, there was no material relationship between the Company and National Cabling.

      Through its wholly-owned subsidiary, National Cabling, the Company's services and business activities include providing consulting services for integrating disparate systems, evaluating current systems and developing solutions for evolving technologies. The Company provides design and engineering services for a wide variety of telecommunications infrastructure systems, including inside plant, outside plant, campus environments, wireless RF systems, microwave PP, video distribution, VoIP and PBX systems, fiber optics and aerial cable installations. The Company performed installation services in a wide variety of environments including warehouses, manufacturing plants, campuses, office buildings and multi-site rollouts. Project management is another service provided by the Company.

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Equity Line with Cornell is available to the Company at this time. The Company is considered to be a public shell.

Financial Performance

      The Company had a history of losses and ceased operations in October, 2002.

Results of Operations For the Three Months Ended September 30, 2002, As Compared To The Three Months Ended September 30, 2001.

      Revenues. For the three months ended September 30, 2002, we had revenues of $141,092 as compared to revenues of $549,306 for the three months ended September 30, 2001, a decrease of $408,214 or 74%.

      Cost of Revenues. For the three months ended September 30, 2002, we had cost of revenues of $61,729 as compared to cost of revenues of $497,036 for the three months ended September 30, 2001, a decrease of $435,307 or 88%.

      Gross Profit. For the three months ended September 30, 2002, we had a gross profit of $79,363 as compared to gross profit of $52,270 for the three months ended September 30, 2001, an increase of $27,093 or 52%.

      Operating Expense. For the three months ended September 30, 2002, we had total operating expenses of $190,054 as compared to total operating expenses of $320,346 for the three months ended September 30, 2001, a decrease of $130,292 or 41%. This decrease in operating expenses was partly due to a decrease of professional fees of approximately $11,000, a decrease of payroll expenses fee of approximately $39,000, and a decrease of approximately $80,000 in other selling, general and administrative expenses.

      Interest Expense. For the three months ended September 30, 2002, we had interest expense of $61,439 as compared to $41,851 for the three months ended September 30, 2001, an increase of $19,588 or 47%, due to increased debenture interest.

      Net Loss. For the three months ended September 30, 2002, we had a net loss of $172,130 as compared to a net loss of $309,927 for the three months ended September 30, 2001, a decrease of $137,797 or 45%.

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $172,000 for the three months ended September 30, 2002. The Company's current liabilities exceeded our current assets by approximately $1,577,000 as of September 30, 2002.

Related Party Transactions

      Note payable to stockholders - As of September 30, 2002, the Company had a note payable totaling $149,800 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

      Convertible debentures - related parties - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett and Mr. Mike Murphy. The debentures mature in two years and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days. Current and long-term portions total $350,000 and $50,000, respectively.

Note Payable

      As of September 30, 2002, the Company had a promissory note payable totaling $30,812 due to a bank, which was secured by the Company's vehicles, bearing interest at 8.5% per annum, with principal and interest due on October 12, 2002. This note was paid in full.

Convertible Debentures

      On February 7, 2002, pursuant to an Equity Line of Credit Agreement (See
Note 5), the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partner, LP ("Cornell:") under an Equity Line of Credit Agreement (See Note 5). This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which will be amortized over the life of the Credit Agreement. For the three months ended September 30, 2002, the Company recorded $36,990 in amortization related to the loan fees.

      On February 22, 2002, the Company issued a Secured Convertible Debenture to Cornell in the principal amount of $250,000. This Debenture had a term of 2 years and bore interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell is entitled to voluntarily convert the Debentures to common shares of the Company on or after February 22, 2002. These Debentures are convertible into shares of the Company's common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 trading days prior to conversion. At the Company's option, the entire principal amount and all accrued interest may be paid to the holder on the second anniversary or converted into shares of the Company's common stock.

      The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $63,974 (net of total accretion of $27,596). As of September 30, 2002, $11,540 was accreted from these discounts and recognized as interest expense.

      During August and September 2002, Cornell converted principal totaling $85,000 of the $250,000 debenture and received 7,444,378 shares of the Company's common stock, giving Cornell majority ownership in the Company.

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

      Under the Credit Agreement, the Company is required to issue 360,920 shares of the Company's common stock to Cornell, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823 (See Note 5). In February 2002 the Company issued the common stock valued at $159,986 which the Company recorded as "Loan fees related to equity line" which will be amortized over the life of the Credit Agreement. For the three months ended September 30, 2002, the Company recorded $7,013 in amortization related to the loan fees. When the Company ceased operations in October, 2002 the Credit Agreement was cancelled.

Discontinued operations

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of September 30, 2002, the Company had an accumulated deficit of $2,982,751.

      Discontinued operations

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Equity Line is available to the Company at this time. The Company is considered to be a public shell

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2002 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit $1,576,698 as of September 30, 2002, which means that our current liabilities as of that date exceeded our current assets by $1,576,698. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2002 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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

ITEM 3. CONTROLS AND PROCEDURES

      Our current management consists of David L. Norris who became an officer of Lite King from October, 2002. Unfortunately, current management does not have any basis to form an assertion with respect to the controls and procedures as conducted by prior management during the period as covered by this report.

PART II

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the period August 19, 2002 to September 25, 2002, the $250,000 convertible Debenture holder elected to convert $85,000 into 7,444,378 shares of common stock averaging at approximately $0.0114 per share. This conversion resulted in an increase of $7,444 in Common Stock, $77,556 and Paid-in Capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

      Exhibit
      Number      Description
      ------      -----------
      31.1        Certification of Chief Executive Officer

      31.2        Certification of Chief Financial Officer

      32.1        Certification of President and Chief Executive Officer under
                  Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports On Form 8-K:

      None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2006                 LITE KING CORPORATION

                                        By:
                                            ---------------
                                            David L. Norris
                                            President, Chief Executive Officer,
                                            and Chief Financial Officer