Form 10QSB
period 2002-12-31
LITE KING CORP
filed 2006-02-23
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2002

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                         Commission File No. 000-1074267
                                             -----------

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

      There were 49,458,973 shares of common stock outstanding as of December 31, 2002.

                                TABLE OF CONTENTS

PART I.

Item 1. Financial Statements
        Balance Sheet - December 31, 2002  (unaudited)                         4

        Statements of Operations - For the Three Months Ended
        December 31, 2001 and 2002 (unaudited)                                 5

        Statements of Operations - For the Six Months Ended
        December 31, 2001 and 2002 (unaudited)                                 5

        Statement of Changes in Stockholders' Equity - For the Six
        Months Ended December 31, 2002 (unaudited)                             6

        Statements of Cash Flows - For the Six Months Ended
        December 31, 2001 and 2002 (unaudited)                                 7

        Notes to Financial Statements (unaudited)                              8

Item 2. Management's Plan of Operations and Discussion and Analysis           12

Item 3. Controls and Procedures                                               16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     17

Item 2. Changes in Securities and Use of Proceeds                             17

Item 3. Defaults upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      17

        Signatures                                                            17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

        Financial Information

                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2002
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Cash                                                             $     18,547
  Accounts receivable, net                                                3,050
                                                                   ------------
    Total current assets                                                 21,597

Other assets                                                             14,315
                                                                   ------------

Total assets                                                       $     35,912
                                                                   ============

                     LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                         $  1,121,750
  Note payable to stockholders                                          147,967
  Capital lease obligation - current portion                             16,701
  Convertible debentures - related parties - current portion             50,000
                                                                   ------------
    Total current liabilities                                         1,336,418

Long-term liabilities
  Convertible debentures - related parties - long-term portion          350,000
  Convertible debentures - long-term portion, net of
    discount of $52,433                                                 879,244
                                                                   ------------

Total liabilities                                                     2,565,662

Commitments and contingencies                                                --

Stockholder's deficit
  Common stock; $0.001 par value; 50,000,000 shares
    authorized 49,999,940 shares issued and outstanding                  50,000
  Additional paid-in capital                                            585,166
  Treasury stock                                                        (48,950)
  Accumulated deficit                                                (3,115,966)
                                                                   ------------
    Total stockholder's deficit                                      (2,529,750)
                                                                   ------------

Total liabilities and stockholder's deficit                        $     35,912
                                                                   ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For the three months            For the six months
                                                    ended December 31,             ended December 31,
                                              ----------------------------    ----------------------------
                                                  2002            2001            2002            2001
                                              ------------    ------------    ------------    ------------
Revenues                                      $         --    $         --    $         --    $         --

Cost of revenues                                        --              --              --              --
                                              ------------    ------------    ------------    ------------

 Gross profit (loss)                                    --              --              --              --

Operating expenses
  General and administrative                            --          45,780          52,625         109,705
                                              ------------    ------------    ------------    ------------
    Total operating expenses                            --          45,780          52,625         109,705
                                              ------------    ------------    ------------    ------------

  Operating loss from continuing operations             --         (45,780)        (52,625)       (109,705)

Other expense
  Interest expense                                 (39,939)        (25,104)       (101,378)        (66,955)
                                              ------------    ------------    ------------    ------------
    Total other expense                            (39,939)        (25,104)       (101,378)        (66,955)

Loss from continuing operations                    (39,939)        (70,884)       (154,003)       (176,660)
Loss from discontinued operations                  (93,276)        (43,980)       (151,342)       (248,131)
                                              ------------    ------------    ------------    ------------

Net loss                                      $   (133,215)   $   (114,864)   $   (305,345)   $   (424,791)
                                              ============    ============    ============    ============

Continuing operations:
  Basic and diluted loss per common share            (0.00)          (0.01)   $      (0.01)   $      (0.02)
                                              ============    ============    ============    ============

Discontinued operations:
  Basic and diluted loss per common share            (0.00)          (0.01)   $      (0.01)   $      (0.03)
                                              ============    ============    ============    ============

Net loss:
  Basic and diluted loss per common share            (0.00)          (0.02)   $      (0.02)   $      (0.06)
                                              ============    ============    ============    ============

Basic and diluted weighted average common
 shares outstanding                             45,898,583       7,633,675      27,672,470       7,683,675
                                              ============    ============    ============    ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                      Common Stock         Additional                   Loan Fees                       Total
                               -------------------------    Paid-in        Treasury     Related to     Accumulated   Stockholder's
                                  Shares      Amount        Capital         Stock       Equity Line      Deficit       Deficit
                               --------------------------------------------------------------------------------------------------
Balance, June 30, 2002          8,014,595   $     8,015   $ 1,468,814    $   (48,950)   $(1,003,809)   $(2,810,621)   $(2,386,551)

Conversion of debentures       41,985,345        41,985       120,161             --             --             --        162,146

Amortization on loan fees
  related to Equity Line of
  Credit Agreement                     --            --    (1,003,809)            --      1,003,809             --             --

Net loss                               --            --            --             --             --       (305,345)      (305,345)
                               --------------------------------------------------------------------------------------------------

Balance, December 31, 2002     49,999,940   $    50,000   $   585,166    $   (48,950)   $        --    $(3,115,966)   $(2,529,750)
                               ==================================================================================================

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the six months
                                                                    ended December 31,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss                                                    $   (305,345)   $   (424,791)
    Loss from discontinued operations                              155,710         248,131
                                                              ------------    ------------
    Loss from continuing operations                               (149,635)       (176,660)
  Adjustments to reconcile net income loss to net cash
   used by operating activities:
    Depreciation - discontinued operations                              --          42,596
    Accretion of discount on convertible debentures                 23,081              --
  Changes in operating assets and liabilities:
    Other assets                                                     6,667              --
    Accounts payable and accrued liabilities                        45,318         (20,790)
                                                              ------------    ------------
      Net cash used by operating activities of continuing
       operations                                                  (74,569)       (154,854)

Cash flows from financing activities:
  Net payments on lines of credit                                       --            (156)
  Principal payments on notes payable to stockholders                  (44)             --
  Principal payments on notes payable                              (30,812)        (23,280)
  Principal payments on capital lease obligations                   (4,076)         (9,665)
  Proceeds from convertible debentures - related parties                --          50,000
                                                              ------------    ------------
      Net cash provided (used) by financing activities from
       continuing operations                                       (34,932)         16,899

                                                              ------------    ------------
Cash provided by discontinued operations                           128,048          31,332
                                                              ------------    ------------

Net change in cash                                                  18,547        (106,623)

Cash, beginning of period                                               --         153,385
                                                              ------------    ------------

Cash, end of period                                           $     18,547    $     46,762
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

Going concern - The Company incurred a net loss of approximately $305,000 for the six months ended December 31, 2002. The Company's current liabilities exceed its current assets by approximately $1,315,000 as of December 31, 2002. The Company ceased operations in October of 2002 and is considered to be a public shell.

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

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. As of December 31, 2002, there were no costs and estimated earnings in excess of billings on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

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

The Company granted no warrants or options to employees for the six months ended December 31, 2002 and 2001.

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

2.    RELATED PARTY TRANSACTIONS

Note payable to stockholders - As of December 31, 2002, the Company has a note payable totaling $147,967 due to two principal stockholders, which is secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand.

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

3.    CONVERTIBLE DEBENTURES

On February 7, 2002, pursuant to an Equity Line of Credit Agreement (See Note
5), the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partner, LP ("Cornell") under an Equity Line of Credit Agreement (See Note 5). This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which were to be amortized over the life of the Credit Agreement. However, as discussed in
Note 5, the Equity Line of Credit Agreement was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized.

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

The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $52,433 (net of total accretion of $39,137). For the six months ended December 31, 2002, $23,081 was accreted from these discounts and recognized as interest expense.

From August 2002 through November 2002, Cornell converted principal totaling $162,146 of the $250,000 debenture and received 41,985,345 shares of the Company's common stock, giving Cornell majority ownership in the Company.

4.    COMMITMENTS AND CONTINGENCIES

Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of December 31, 2002, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,121,750.

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

Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of December 31, 2002, the outstanding payroll tax payable balance was $115,736.

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

Under the Credit Agreement, the Company is required to issue 360,920 shares of the Company's common stock to Cornell, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823 (See Note 3). In February 2002 the Company issued the common stock valued at $159,986 which the Company recorded as "Loan fees related to equity line" which were to be amortized over the life of the Credit Agreement. However, when the Company ceased operations in October 2002, the Credit Agreement was cancelled and accordingly all remaining loan fees were fully amortized.

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

On April 7, 2001, the Company granted an option to purchase 50,000 shares of common stock for $1,000 on or after July 1, 2001, for financial consulting services. Since there is nothing in the agreement indicating the fair value of the services provided for this option, the fair value of the equity instrument issued (FAS 123, Paragraph 8) was used. As a result of granting this option, $13,807 was recorded as stock based financial consulting fee expense for the year ended June 30, 2001.

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

Results of Operations For the Three Months Ended December 31, 2002, As Compared To The Three Months Ended December 31, 2001.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

      Operating Expense. For the three months ended December 31, 2002, we had total operating expenses of $-- as compared to total operating expenses of $45,780 for the three months ended December 31, 2001, a decrease of $45,780 or 100%. This decrease in operating expenses was due to our cessation of operations in October of 2002.

      Interest Expense. For the three months ended December 31, 2002, we had interest expense of $39,939 as compared to $25,104 for the three months ended December 31, 2001, an increase of $14,835 or 59%, due to increased debenture interest.

      Net Loss from Continuing Operations. For the three months ended December 31, 2002, we had a net loss from continuing operations of $39,939 as compared to a net loss of $70,884 for the three months ended December 31, 2001, a decrease of approximately $31,000 or 44%.

      Net Loss from Discontinued Operations. For the three months ended December 31, 2002, we had a net loss from discontinued operations of $93,276 as compared to a net loss of $43,980 for the three months ended December 31, 2001, an increase of approximately $49,000 or 112%.

Results of Operations For the Six Months Ended December 31, 2002, As Compared To The Six Months Ended December 31, 2001.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

      Operating Expense. For the six months ended December 31, 2002, we had total operating expenses of $52,625 as compared to total operating expenses of $109,705 for the six months ended December 31, 2001, a decrease of $57,080 or 52%. This decrease in operating expenses was due to our cessation of operations in October of 2002.

      Interest Expense. For the six months ended December 31, 2002, we had interest expense of $101,378 as compared to $66,955 for the six months ended December 31, 2001, an increase of $34,423 or 51%, due to increased debenture interest.

      Net Loss from Continuing Operations. For the six months ended December 31, 2002, we had a net loss from continuing operations of $154,003 as compared to a net loss of $176,660 for the six months ended December 31, 2001, a decrease of approximately $23,000 or 13%.

      Net Loss from Discontinued Operations. For the six months ended December 31, 2002, we had a net loss from discontinued operations of $151,342 as compared to a net loss of $248,131 for the six months ended December 31, 2001, a decrease of approximately $97,000 or 39%.

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $305,300 for the six months ended December 31, 2002. The Company's current liabilities exceeded our current assets by approximately $1,315,000 as of December 31, 2002.

Related Party Transactions

      Note payable to stockholder - As of December 31, 2002, the Company had a note payable totaling $147,967 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

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

Convertible Debentures

      On February 7, 2002, pursuant to an Equity Line of Credit Agreement (See
Note 5), the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partner, LP ("Cornell:") under an Equity Line of Credit Agreement (See Note 5). This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which were to be amortized over the life of the Credit Agreement. However, the Equity Line of Credit Agreement was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized.

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

      The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $52,433 (net of total accretion of $39,137). As of December 31, 2002, $23,081 was accreted from these discounts and recognized as interest expense.

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

      Under the Credit Agreement, the Company is required to issue 360,920 shares of the Company's common stock to Cornell, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823 (See Note 3). In February 2002 the Company issued the common stock valued at $159,986 which the Company recorded as "Loan fees related to equity line" which were to be amortized over the life of the Credit Agreement. However, when the Company ceased operations in October of 2002, the Credit Agreement was cancelled and accordingly all remaining loan fees were fully amortized.

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of December 31, 2002, the Company had an accumulated deficit of $3,115,966.

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

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2002 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit of $1,314,821 as of December 31, 2002, which means that our current liabilities as of that date exceeded our current assets by $1,314,821. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2002 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

      Our Obligations Under The Secured Convertible Debentures Issued to Cornell Capital Partners, Are Secured By All Of Our Assets

      Our obligations under the secured convertible debentures in the principal amount of $250,000 issued to Cornell Capital Partners are secured by all of our assets. As a result, if we default under the terms of these secured convertible debentures, Cornell Capital Partners could foreclose its security interest and liquidate all of the assets of the Company. This would force us to cease our operations.

      .Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

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