Form 10QSB
period 2003-03-31
LITE KING CORP
filed 2006-02-23
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


     |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities
         Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

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
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

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

         There were 49,999,940 shares of common stock outstanding as of March 31, 2003.

                                TABLE OF CONTENTS

PART I.

Item 1.   Financial Statements

          Balance Sheet - March 31, 2003  (unaudited)                          4

          Statements of Operations - For the Three Months Ended
          March 31, 2002 and 2003 (unaudited)                                  5

          Statements of Operations - For the Nine Months Ended
          March 31, 2002 and 2003 (unaudited)                                  5

          Statement of Changes in Stockholders' Equity - For the
          Nine Months Ended March 31, 2003 (unaudited)                         6

          Statements of Cash Flows - For the Nine Months Ended
          March 31, 2002 and 2003 (unaudited)                                  7

          Notes to Financial Statements (unaudited)                            8

Item 2.   Management's Plan of Operations and Discussion and Analysis         12

Item 3.   Controls and Procedures                                             16

PART II.                       OTHER INFORMATION

Item 1.   Legal Proceedings                                                   16

Item 2.   Changes in Securities and Use of Proceeds                           17

Item 3.   Defaults upon Senior Securities                                     17

Item 4.   Submission of Matters to a Vote of Security Holders                 17

Item 5.   Other Information                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    17

          Signatures                                                          17

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


         Financial Information

                            LITE KING CORPORATION
                           CONDENSED BALANCE SHEET
                               MARCH 31, 2003
                                 (UNAUDITED)



                                     ASSETS

Current assets
    Cash                                                                     $          156
                                                                             ---------------
      Total current assets                                                              156

Other assets                                                                         11,233
                                                                             ---------------

Total assets                                                                 $       11,389
                                                                             ===============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                                 $    1,139,805
    Convertible debentures - related parties - current portion                       50,000
    Notes payable to stockholders                                                   145,822
                                                                             ---------------
      Total current liabilities                                                   1,335,627

Long-term liabilities
    Convertible debentures - related parties - long-term portion                    350,000
    Convertible debentures - long-term portion, net of
      discount of $41,144                                                           890,533
                                                                             ---------------

Total liabilities                                                                 2,576,160

Commitments and contingencies                                                            --

Stockholder's deficit
    Common stock; $0.001 par value; 50,000,000 shares
      authorized 49,999,940 shares issued and outstanding                            50,000
    Additional paid-in capital                                                      585,166
    Treasury stock                                                                  (48,950)
    Accumulated deficit                                                          (3,150,987)
                                                                             ---------------
      Total stockholder's deficit                                                (2,564,771)
                                                                             ---------------

Total liabilities and stockholder's deficit                                  $       11,389
                                                                             ===============


                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  For the three months ended March 31,    For the nine months ended March 31,
                                                  ------------------------------------    -----------------------------------
                                                         2003            2002                    2003              2002
                                                    --------------  ---------------        --------------    ---------------
Revenues                                            $          --   $           --         $          --     $           --

Cost of revenues                                               --               --                    --                 --
                                                    --------------  ---------------        --------------    ---------------

    Gross profit (loss)                                        --               --                    --                 --

Operating expenses
    General and administrative                                 --          121,406                52,625            231,111
                                                    --------------  ---------------        --------------    ---------------
      Total operating expenses                                 --          121,406                52,625            231,111
                                                    --------------  ---------------        --------------    ---------------

    Operating loss from continuing operations                  --         (121,406)              (52,625)          (231,111)

Other expense
    Interest expense                                      (34,346)         (28,344)             (135,724)           (95,299)
                                                    --------------  ---------------        --------------    ---------------
      Total other expense                                 (34,346)         (28,344)             (135,724)           (95,299)

Loss from continuing operations                           (34,346)        (149,750)             (188,349)          (326,410)
Loss from discontinued operations                            (675)        (163,551)             (152,017)          (411,682)
                                                    --------------  ---------------        --------------    ---------------

Net loss                                                  (35,021)        (313,301)        $    (340,366)    $     (738,092)
                                                    ==============  ===============        ==============    ===============

Continuing operations:
    Basic and diluted loss per common share         $       (0.00)         $ (0.02)        $       (0.01)    $        (0.04)
                                                    ==============  ===============        ==============    ===============

Discontinued operations:
    Basic and diluted loss per common share         $       (0.00)         $ (0.02)        $       (0.00)    $        (0.05)
                                                    ==============  ===============        ==============    ===============

Net loss:
    Basic and diluted loss per common share         $       (0.00)         $ (0.04)        $       (0.01)    $        (0.09)
                                                    ==============  ===============        ==============    ===============

Basic and diluted weighted average common
    shares outstanding                                 49,999,940        7,777,578            34,928,154          7,657,309
                                                    ==============  ===============        ==============    ===============


                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)



                                      Common Stock                                         Loan Fees                      Total
                             ---------------------------     Additional      Treasury      Related to    Accumulated   Stockholder's
                                 Shares        Amount     Paid-in Capital      Stock      Equity Line       Deficit       Deficit
                             -------------------------------------------------------------------------------------------------------
Balance, June 30, 2002           8,014,595    $  8,015      $ 1,468,814     $ (48,950)   $ (1,003,809)  $ (2,810,621)  $ (2,386,551)

Conversion of debentures        41,985,345      41,985          120,161            --            --               --        162,146

Amortization on loan fees
   related to Equity Line
   of Credit Agreement                  --          --       (1,003,809)           --     1,003,809               --             --

Net loss                                --          --               --            --            --         (340,366)      (340,366)
                          ----------------------------------------------------------------------------------------------------------

Balance, March 31, 2003         49,999,940    $ 50,000      $   585,166     $ (48,950)   $       --     $ (3,150,987)  $ (2,564,771)
                          ==========================================================================================================


                 See Accompanying Notes to Financial Statements

                       LITE KING CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                                     For the nine months ended March 31,
                                                                     -----------------------------------
                                                                           2003               2002
                                                                     ----------------   ----------------
Cash flows from operating activities:
    Net loss                                                         $      (340,366)   $      (738,092)
      Loss from discontinued operations                                      152,017            411,682
                                                                     ----------------   ----------------
      Loss from continuing operations                                       (188,349)          (326,410)
    Adjustments to reconcile net loss to net cash used
     by operating activities:
      Depreciation - discontinued operations                                      --             65,789
      Accretion of discount on convertible debentures                         34,370                 --
    Changes in operating assets and liabilities:
      Other assets                                                             9,749                 --
      Accounts payable and accrued liabilities                                67,340            (20,790)
                                                                     ----------------   ----------------
         Net cash used by operating activities of continuing
         operations                                                          (76,890)          (281,411)

Cash flows from financing activities:
    Net payments on lines of credit                                               --               (156)
    Principal payments on notes payable to stockholders                       (4,022)                --
    Principal payments on notes payable                                      (30,812)           (36,939)
    Proceeds from convertible debentures - related parties                        --            275,000
    Principal payments on capital lease obligations                          (29,104)           (13,628)
                                                                     ----------------   ----------------
         Net cash provided (used) by financing activities from
         continuing operations                                               (63,938)           224,277

                                                                     ----------------   ----------------
Cash provided (used) by discontinued operations                              140,984            (73,999)
                                                                     ----------------   ----------------

Net change in cash                                                               156           (131,133)

Cash, beginning of period                                                         --            153,385
                                                                     ----------------   ----------------

Cash, end of period                                                  $           156    $        22,252
                                                                     ================   ================


                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business - Lite King Corporation (hereinafter referred to as the "Company") currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. As discussed in Note 7, the Company discontinued their operations beginning October 1, 2002. The Company is considered to be a public shell.

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

     Going concern - The Company incurred a net loss of approximately $340,000 for the nine months ended March 31, 2003. The Company's current liabilities exceed its current assets by approximately $1,335,000 as of March 31, 2003. The Company ceased operations in October 2002 and is considered to be a public shell.

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

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. As of March 31, 2003, there were no costs and estimated earnings in excess of billings on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

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

     Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.The Company granted no warrants or options to employees for the nine months ended March 31, 2003 and 2002.

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

2.   RELATED PARTY TRANSACTIONS

     Note payable to stockholders - As of March 31, 2003, the Company has a note payable totaling $145,822 due to two principal stockholders, which is secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand.

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

     The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $41,144 (net of total accretion of $50,426). For the nine months ended March 31, 2003, $34,370 was accreted from these discounts and recognized as interest expense.

     From August 2002 through November 2002, Cornell converted principal totaling $162,146 of the $250,000 debenture and received 41,985,345 shares of the Company's common stock, giving Cornell majority ownership in the Company.

4.   COMMITMENTS AND CONTINGENCIES

     Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of March 31, 2003, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,139,805.

     Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of March 31, 2003, the outstanding payroll tax payable balance was $115,736.

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

Results of Operations For the Three Months Ended March 31, 2003, As Compared To The Three Months Ended March 31, 2002.

         Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

         Operating Expense. For the three months ended March 31, 2003, we had total operating expenses of approximately $-- as compared to total operating expenses of approximately $121,000 for the three months ended March 31, 2002, a decrease of approximately $121,000 or 100%. This decrease in operating expenses was due to our cessation of operations in October of 2002.

         Interest Expense. For the three months ended March 31, 2003, we had interest expense of approximately $34,000 as compared to approximately $28,000 for the three months ended March 31, 2002, an increase of approximately $6,000 or 21%, due to increased debenture interest.

         Net Loss from Continuing Operations. For the three months ended March 31, 2003, we had a net loss from continuing operations of approximately $34,000 as compared to a net loss of approximately $150,000 for the three months ended March 31, 2002, a decrease of approximately $116,000 or 77%.

         Net Loss from Discontinued Operations. For the three months ended March 31, 2003, we had a net loss from discontinued operations of approximately $1,000 as compared to a net loss of approximately $164,000 for the three months ended Mach 31, 2002, a decrease of approximately $163,000 or 99%.

Results of Operations For the Nine Months Ended March 31, 2003, As Compared To The Nine Months Ended March 31, 2002.

         Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

         Operating Expense. For the nine months ended March 31, 2003, we had total operating expenses of approximately $53,000 as compared to total operating expenses of approximately $231,000 for the nine months ended March 31, 2002, a decrease of approximately $178,000 or 77%. This decrease in operating expenses was due to our cessation of operations in October of 2002.

         Interest Expense. For the nine months ended March 31, 2003, we had interest expense of approximately $136,000 as compared to approximately $95,000 for the nine months ended March 31, 2002, an increase of approximately $41,000 or 43%, due to increased debenture interest.

         Net Loss from Continuing Operations. For the nine months ended March 31, 2003, we had a net loss from continuing operations of approximately $188,000 as compared to a net loss of approximately $326,000 for the nine months ended March 31, 2002, a decrease of approximately $138,000 or 42%.

         Net Loss from Discontinued Operations. For the nine months ended March 31, 2003, we had a net loss from discontinued operations of approximately $152,000 as compared to a net loss of approximately $412,000 for the nine months ended Mach 31, 2002, a decrease of approximately $260,000 or 63%.


LIQUIDITY AND CAPITAL RESOURCES

         The Company incurred a net loss of approximately $340,000 for the nine months ended March 31, 2003. The Company's current liabilities exceed our current assets by approximately $1,335,000 as of March 31, 2003.

Related Party Transactions

         Note payable to stockholders - As of March 31, 2003, the Company had a note payable totaling $145,822 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

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

         The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $41,144 (net of total accretion of $50,426). As of March 31, 2003, $34,370 was accreted from these discounts and recognized as interest expense.

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

         We Have Historically Lost Money And Losses May Continue In The Future

         On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of March 31, 2003, the Company had an accumulated deficit of $3,150,987.

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

         We had a working capital deficit of approximately $1,335,000 as of March 31, 2003, which means that our current liabilities as of that date exceeded our current assets by approximately $1,335,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2003 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

         Exhibit
         Number       Description
         -------      -----------
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

Date:    February 23, 2006               LITE KING CORPORATION

                                         By:
                                            ------------------------------------
                                             David L. Norris
                                             President, Chief Executive Officer,
                                             and Chief Financial Officer