Form 10KSB
period 2003-06-30
LITE KING CORP
filed 2006-02-27
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                    For the fiscal year ended: June 30, 2003

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (941) 388-9512
                (Issuer's Telephone Number, Including Area Code)


           Securities registered pursuant to Section 12(b) of the Act:


        Title of each class            Name of each exchange on which registered
   Common stock, par value $.001                         None
   -----------------------------                         ----



           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of class)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [_] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. [_]

      The Company's revenues for the year ended June 30, 2003 were $-0-

      As of June 30, 2003, there was no aggregate market value of the voting stock held by non-affiliates of the registrant due to the fact that there was no trading market in the shares of the Registrant.

      The number of shares of common stock, $.001 par value, outstanding as of June 30, 2003: 49,999,940.

                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                      ------

PART I

Item 1.      Description of Business ................................................................................    3

Item 2.      Description of Property ................................................................................    3

Item 3.      Legal Proceedings ......................................................................................    4

Item 4.      Submission of Matters to a Vote of Security Holders ....................................................    4

PART II

Item 5.      Market For Common Equity and Related Stockholder Matters  ..............................................    4

Item 6.      Management's Discussion and Analysis or Plan of Operations .............................................    6

Item 7.      Financial Statements ...................................................................................   F1

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................   13

Item 8A.     Controls and Procedures ................................................................................   13

Item 8B.     Other Information ......................................................................................   13

PART III

Item 9.      Directors and Executive Officers  ......................................................................   14

Item 10.     Executive Compensation .................................................................................   14

Item 11      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .........   15

Item 12.     Certain Relationships and Related Transactions .........................................................   15

Item 13.     Exhibits, Lists and Reports on Form 8-K ................................................................   16


             Signatures .............................................................................................   16

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

      This filing contains forward-looking statements, including statements regarding, among other things, (a) our Company's future business, and (b) our Company's future financing plans. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

ITEM 1. DESCRIPTION OF BUSINESS

      Lite King Corp. ("Company" or "Lite King") was incorporated under the laws of the State of New York on January 4, 1990 for the purpose of conducting all lawful business activities, and began its business activity in the manufacture and assembly of wiring devices.

      On March 9, 2001, Lite King entered into a written merger agreement to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation ("National Cabling") which provided professional design and installation of structured cable systems and electronics in support of high speed telecommunication services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The share exchange and business reorganization pursuant to
Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. The Agreement and Plan of Merger ("Agreement") called for the merger of National Cabling with a wholly owned subsidiary of the Company, King Cabling Corp; the exchange of all outstanding common shares of National Cabling for common shares of the Company; and the resignation of the existing Board of Directors and Officers of the Company and the appointment of three members of National Cabling's Board of Directors and Officers to fill their un-expired terms. The Agreement called for a shareholder meeting to be called as soon as practicable to ratify the new Board of Directors' appointments. Lite King functioned as the parent company for National Cabling Services, Inc.

      The Company under the name National Cabling continued operations as National Cabling. The Company acquired current assets of approximately $738,244, and leasehold improvements and equipment of approximately $300,742 for total assets of $1,038,986 in exchange for 5,149,029 shares of the Company pursuant to the terms of the Agreement. Prior to the merger, there was no material relationship between the Company and National Cabling. (See Management's Discussion and Analysis of Plan of Operation). Due to a lack of funding, the Company ceased all operations in October of 2002.


ITEM 2. DESCRIPTION OF PROPERTY

      In October 2002, the Company ceased operations and no longer leased or owned any property.

ITEM 3. LEGAL PROCEEDINGS

      The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense was included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2003, the outstanding payroll tax payable balance was $115,736.


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

                                       High Bid       Low Bid

Quarter ended September 30, 2000          *             *
Quarter ended December 31, 2000           *             *
Quarter ended March 31, 2001              *             *
Quarter ended June 30, 30, 2001           *             *
Quarter ended September 30, 2001          *             *
Quarter ended December 31, 2001         .81           .68
Quarter ended March 31, 2002            .35           .29
Quarter ended June 30, 2002             .07           .07
Quarter ended September 30, 2002       .005          .004
Quarter ended December 31, 2002        .002          .002
Quarter ended March 31, 2003           .002          .002
Quarter ended June 30, 2003               *             *


*There were no pink sheet market makers for the Company's common stock; therefore, no price information was available.


      Number of outstanding shares on June 30, 2003 was 49,999,940.

      Dividends - The Company has not paid any dividends since its inception.


                            DESCRIPTION OF SECURITIES


Common Stock

      Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2003, 49,999,940 shares of common stock were issued and outstanding.

Convertible Debentures

      On February 7, 2002, pursuant to an Equity Line of Credit Agreement, the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partner, LP ("Cornell") under an Equity Line of Credit Agreement. This

Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which were to be amortized over the life of the Credit Agreement. However, the Equity Line of Credit Agreement was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized.

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

      The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $29,729 (net of total accretion of $61,841). For the years ended June 30, 2003 and 2002, $45,785 and $16,056, respectively, was accreted from these discounts and recognized as interest expense.

      From August 2002 through November 2002, Cornell converted principal totaling $162,146 of the $250,000 debenture and received 41,985,345 shares of the Company's common stock, giving Cornell majority ownership in the Company.

      Convertible debentures - related parties - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett was Mr. Personett's sister. Mr. Murphy was a debenture holder. The debentures mature in two years (currently in default) and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days.

Stock Options and Warrants

      On January 2, 2002, the Company granted an option to purchase 200,000 shares of common stock at an exercise price of $0.72 per share for corporate development services. There is no expiration for this option. As the result of granting this option, $144,000 was recognized as stock based financial consulting fees for the year ended June 30, 2002.

      No options or warrants were granted for the year ended June 30, 2003.

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


Financial Performance

      The Company has a history of losses and ceased operations in October, 2002.

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

      The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represented revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represented billings in excess of revenues recognized. As of June 30, 2003, there were no costs and estimated earnings in excess of billings on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

      Contracts less than $10,000 were included in material inventory due to size and short duration. Revenue on these contracts was recognized using the completed contract method.

      Product development costs - Product development expenditures were charged to expenses as incurred.

      Advertising and marketing costs - The Company recognized advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expensed the costs of producing advertisements at the time production occurred, and expensed the costs of communicating advertisements in the period in which the advertising space or airtime was used. Advertising expense incurred for the years ended June 30, 2003 and 2002 was approximately $-0- and $133,500 respectively.

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

      As of June 30, 2003, the Company had available net operating loss carryforwards that would expire in various periods through 2023. Such losses might not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company had established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

      The Company granted no warrants or options to employees for the years ended June 30, 2003 and 2002.

      Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's note payable, note payable to stockholders, convertible debentures - related parties, and convertible debentures at June 30, 2003 were as follows:


                                                          Carrying    Estimated
                                                          Amounts     Fair Value
                                                         ----------   ----------
Note payable to stockholders                                143,952      159,786

Convertible debentures - related parties                    400,000      496,263

Convertible debentures (excluding discount of $29,729)      931,677      772,328
                                                         ----------   ----------
Totals                                                   $1,475,629   $1,428,377
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

Capital Lease Obligation

      The Company ceased operations in October 2002 and has no capital leases at this time.

Commitments And Contingencies

      Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company was obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and had classified these transactions as secured borrowings. The agreement allowed the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever was less. A factoring fee of 1% each 30 days was charged on face value of each financed invoice. Additional fee included finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation would occur after four business days. The term was based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of June 30, 2003, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,164,005. When the Company ceased operations in October, 2002 no further borrowing were available.

      Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit had entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense was included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2003, the outstanding payroll tax payable balance was $115,736.

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


Results of Operations For the Year Ended June 30, 2003, As Compared To The Year Ended June 30, 2002.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue for the years ended June 30, 2003 and 2002.

      Operating Expense. For the year ended June 30, 2003, we had total operating expenses of approximately $48,000 as compared to total operating expenses of approximately $352,000 for the year ended June 30, 2002, a decrease of approximately $304,000 or 86%.

      Interest Expense. For the year ended June 30, 2003, we had interest expense of approximately $176,000 as compared to approximately $182,000 for the year ended June 30, 2002, a decrease of approximately $6,000 or 3%.

      Net Loss from ContinuingOperations. For the year ended June 30, 2003, we had a net loss from continuing operations of approximately $224,000 as compared to a net loss of approximately $534,000 for the year ended June 30, 2002, a decrease of approximately $310,000 or 58%.

      Net Loss from Discontinued Operations. For the year ended June 30, 2003, we had a net loss from discontinued operations of approximately $151,000 as compared to a net loss of approximately $939,000 for the year ended June 30, 2002, a decrease of approximately $788,000 or 84%.


LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $375,000 for the year ended June 30, 2003. The Company's current liabilities exceeded our current assets by approximately $1,706,000 as of June 30, 2003.

Related Party Transactions

      Note payable to stockholders - As of June 30, 2003, the Company had a note payable totaling $143,952 due to two principal stockholders, Mr. Wallace Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

      Convertible debentures - related parties - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett was related to Mr. Personett. Mr. Murphy was a debenture holder. The debentures mature in two years (currently in default) and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days.


Convertible Debentures

      On February 7, 2002, pursuant to an Equity Line of Credit Agreement, the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partner, LP ("Cornell") under an Equity Line of Credit Agreement. This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which were to be amortized over the life of the Credit Agreement. However, the Equity Line of Credit Agreement was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized.

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

      The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $29,729 (net of total accretion of $61,841). For the years ended June 30, 2003 and 2002, $45,785 and $16,056, respectively, was accreted from these discounts and recognized as interest expense.

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

      Under the Credit Agreement, the Company is required to issue 360,920 shares of the Company's common stock to Cornell, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823. In February 2002 the Company issued the common stock valued at $159,986 which the Company recorded as "Loan fees related to equity line" which were to be amortized over the life of the Credit Agreement. However, when the Company ceased operations in October of 2002, the Credit Agreement was cancelled and accordingly all remaining loan fees were fully amortized.

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

      No options or warrants were granted for the year ended June 30, 2003.

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of June 30, 2003, the Company had an accumulated deficit of $3,185,814.

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Equity Line is available to the Company at this time. The Company is considered to be a public shell

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2003 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit of approximately $1,706,000 as of June 30, 2003, which means that our current liabilities as of that date exceeded our current assets by approximately $1,706,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2003 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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




ITEM 7. FINANCIAL STATEMENTS

      The Financial Statements are set forth on pages F-1 to F-13.


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

      The executive officers and director of the Company as of February 17, 2006 are as follows:

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

      Former Executive Officers and Directors:

      Craig Massner, former President and Director of the Company attended Iowa Weslyan College majoring in economics and business administration before entering into the high technology field. He has over eight years experience within the industry and served as President and Director of the Company's wholly owned subsidiary, National Cabling Services, Inc. since its formation in 1995. Mr. Massner resigned on October 24, 2002.

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


ITEM 10. EXECUTIVE COMPENSATION.

      The company ceased operations in October 2002. No other option or bonus plan exists.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


a. The following table sets forth information as of June 30, 2003 with respect to all shareholders known by the Company to be beneficial owners of more than 5% of the outstanding Common Stock, all directors, and all directors and executive officers as a group. Except as noted below, each shareholder has sole voting and investment power with respect to shares owned.

                                             Number of Common
Name and Address                           Shares Beneficially
of Beneficial Owner                     Owned             Percent*

Cornell Capital Partners, L.P.        41,985,345           83.97%
101 Hudson Street, Ste. 3606
Jersey City, NJ 07302

Craig Massner
175 Courtland Avenue
Morton, Illinois 61550                 1,194,109            2.39%

Wally Pennington
175 Courtland Avenue
Morton, Illinois 61550                 1,207,664            2.42%

Rob Personett
175 Courtland Avenue
Morton, Illinois 61550                   838,593            1.68%

All 3 officers and directors
as a group (Resigned on
October 24, 2002)                      3,240,366            6.48%

*Based upon 49,999,940 shares outstanding.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Notes payable - related parties - Notes payable - related parties consisted of the following as of June 30, 2003:

Note payable to stockholders - Note payable due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the
Company's  former  officers and directors,  which was secured by the
Company's  assets,  bearing interest at 6% per annum, with principal and interest due on August 2, 2002.  This note payable is in default
as of the date of this report.                                         $ 143,952

Convertible  debentures  - related  parties  - During  June and July
2001,  the Company  issued  convertible  debentures in the amount of
$400,000  to  Mr.  Wally  Pennington,  Mr.  Robert  Personett,  Mrs.
Christine  Personett,  and Mr. Mike Murphy.  Mr.  Pennington and Mr.
Personett  were former  officers and directors of the Company.  Mrs.
Personett was related to Mr.  Personett.  Mr. Murphy was a debenture holder.  The debentures  mature in two years  (currently in default)
and bear interest at twelve percent annually,  payable annually. The holder of a Debenture  will have the right at any time after  thirty days from the  issuance  until  maturity to  voluntarily  convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to  convert to common  stock if the  common  stock is trading in an  over-the-counter  market or on a listed  exchange and the  average  bid  price of the  common  stock  on the $ issuer  has maintained  a price of two  dollars  per  share or  higher  for five
consecutive trading days.                                              $ 400,000
                                                                       ---------
 Total                                                                 $ 543,952
                                                                       =========

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


Item 13. Exhibits, Lists And Reports On Form 8-K

      Reports On Form 8-K:

      Current Report on Item 4 - Change in Registrant's Certifying Accountant, effective January 2, 2005, was filed on January 31, 2006.



                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2006                 lite king corp.

                                        By:_____________________________________
                                             David  L. Norris
                                             President, Chief Executive Officer,
                                             and Chief Financial Officer

Table of Contents

                                 LITE KING CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent Registered Accounting Firm                                                               F-2

Balance Sheet as of June 30, 2003                                                                              F-3

Statements of Operations for the Years Ended June 30, 2002 and 2003                                            F-4

Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2002 and 2003                       F-5

Statements of Cash Flows for the Years Ended June 30, 2002 and 2003                                            F-6

Notes to Financial Statements                                                                                  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders
Lite King Corporation
Bradenton, Florida

We have audited the accompanying balance sheet of Lite King Corporation as of June 30, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lite King Corporation as of June 30, 2003, and the results of its activities and cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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


L.L. Bradford & Company, LLC
February 7, 2005
Las Vegas, Nevada

                              LITE KING CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2003

                                     ASSETS
Current assets
    Cash                                                                  $     2,191
                                                                          -----------
      Total current assets                                                      2,191

Other assets                                                                    8,116
                                                                          -----------
Total assets                                                              $    10,307
                                                                          ===========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                              $ 1,164,005
    Note payable to stockholders                                              143,952
    Convertible debentures - related parties - current portion                400,000
                                                                          -----------
      Total current liabilities                                             1,707,957

Long-term liabilities
    Convertible debentures - long-term portion, net of
      discount of $29,729                                                     901,948
                                                                          -----------
Total liabilities                                                           2,609,905

Commitments and contingencies                                                      --

Stockholder's deficit
    Common stock; $0.001 par value; 50,000,000 shares
      authorized 49,999,940 shares issued and outstanding                      50,000
    Additional paid-in capital                                                585,166
    Treasury stock                                                            (48,950)
    Loan fees related to equity line                                               --
    Accumulated deficit                                                    (3,185,814)
                                                                          -----------
      Total stockholder's deficit                                          (2,599,598)
                                                                          -----------

Total liabilities and stockholder's deficit                               $    10,307
                                                                          ===========

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                            STATEMENTS OF OPERATIONS

                                                        For the year ended June 30,
                                                      -------------------------------
                                                         2003                2002
                                                      -----------         -----------
Revenues                                              $        --         $        --

Cost of revenues                                               --                  --
                                                      -----------         -----------
    Gross profit (loss)                                        --                  --

Operating expenses
    General and administrative                             48,257             352,349
                                                      -----------         -----------
      Total operating expenses                             48,257             352,349
                                                      -----------         -----------
    Operating loss from continuing operations             (48,257)           (352,349)

Other expense
    Interest expense                                     (175,909)           (181,806)
                                                      -----------         -----------
      Total other expense                                (175,909)           (181,806)
                                                      -----------         -----------
Loss from continuing operations                          (224,166)           (534,155)
Loss from discontinued operations                        (151,027)           (938,825)
                                                      -----------         -----------
Net loss                                              $  (375,193)        $(1,472,980)
                                                      ===========         ===========
Continuing operations:
    Basic and diluted loss per common share           $     (0.01)        $     (0.07)
                                                      ===========         ===========
Discontinued operations:
    Basic and diluted loss per common share           $     (0.00)        $     (0.12)
                                                      ===========         ===========
Net loss:
    Basic and diluted loss per common share           $     (0.01)        $     (0.19)
                                                      ===========         ===========
Basic and diluted weighted average common
    shares outstanding                                 38,626,454           7,776,650
                                                      ===========         ===========

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                        Common Stock                                       Loan Fees                      Total
                                 --------------------------   Additional     Treasury      Related to   Accumulated    Stockholder's
                                   Shares           Amount  Paid-in Capital    Stock      Equity Line     Deficit         Deficit
                                 ---------------------------------------------------------------------------------------------------
Balance, June 30, 2001            7,633,675   $     7,634   $ 1,073,639    $   (48,950)   $        --    $(1,337,641)   $  (305,318)

Issuance of common stock
  under Equity Line of
   Credit Agreement                 380,920           381       159,605             --       (159,986)            --             --

Issuance of convertible
  debentures as compensation
   under Equity Line of
    Credit Agreement                     --            --            --             --       (843,823)            --       (843,823)

Beneficial conversion feature
  on $250,000 convertible
  debentures                             --            --        91,570             --             --             --         91,570

Consulting compensation
  on stock option issued                 --            --       144,000             --             --             --        144,000

Net loss                                 --            --            --             --             --     (1,472,980)    (1,472,980)
                                 --------------------------------------------------------------------------------------------------
Balance, June 30, 2002            8,014,595         8,015     1,468,814        (48,950)    (1,003,809)    (2,810,621)    (2,386,551)

Issuance of common stock for
  conversion of debentures       41,985,345        41,985       120,161             --             --             --        162,146

Amortization on loan fees
   related to Equity Line of
   Credit Agreement                      --            --    (1,003,809)            --      1,003,809             --             --

Net loss                                 --            --            --             --                      (375,193)      (375,193)
                                 --------------------------------------------------------------------------------------------------
Balance, June 30, 2003           49,999,940   $    50,000   $   585,166    $   (48,950)   $        --    $(3,185,814)   $(2,599,598)
                                 ==================================================================================================

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                             For the year ended June 30,
                                                                           -------------------------------
                                                                              2003                2002
                                                                           -----------         -----------
Cash flows from operating activities:
    Net loss                                                               $  (375,193)        $(1,472,980)
      Loss from discontinued operations                                        151,027             938,825
                                                                           -----------         -----------
      Loss from continuing operations                                         (224,166)           (534,155)
    Adjustments to reconcile loss to net cash used by
    operating activities:
      Accretion of discount on convertible debentures                           45,785              16,056
    Changes in operating assets and liabilities:
      Change in other assets                                                    12,866             (20,616)
      Change in accounts payable and accrued liabilities                        91,541              37,774
                                                                           -----------         -----------
        Net cash used by operating activities of continuing
        operations                                                             (73,974)           (500,941)

Cash flows from financing activities:
    Net proceeds from (payments on) lines of credit                                 --            (150,000)
    Proceeds from notes payable to stockholders                                     --             149,844
    Principal payments on notes payable to stockholders                         (5,892)                 --
    Proceeds from notes payable                                                     --              30,812
    Principal payments on notes payable                                        (30,812)            (74,225)
    Principal payments on capital lease obligations                            (29,104)            (17,647)
    Proceeds from convertible debentures - related parties                          --              50,000
    Proceeds from convertible debentures                                            --             250,000
                                                                           -----------         -----------
        Net cash provided (used) by financing activities from
        continuing operations                                                  (65,808)            238,784
                                                                           -----------         -----------
Cash provided by discontinued operations                                       141,973             108,772
                                                                           -----------         -----------
Net change in cash                                                               2,191            (153,385)

Cash, beginning of period                                                           --             153,385
                                                                           -----------         -----------
Cash, end of period                                                        $     2,191         $        --
                                                                           ===========         ===========
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                             $        --         $        --
                                                                           ===========         ===========
    Cash paid for interest                                                 $       500         $    34,800
                                                                           ===========         ===========
Schedule of non-cash operating, investing and financing activities:
    Issuance of common stock for conversion of debentures                  $   162,146         $ 1,003,809
                                                                           ===========         ===========
    Amortization on loan fees related to Equity Line of Credit
      Agreement                                                            $   294,267         $        --
                                                                           ===========         ===========

                   Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

      Going concern - The Company incurred a net loss of approximately $375,000 for the year ended June 30, 2003. The Company's current liabilities exceed its current assets by approximately $1,706,000 as of June 30, 2003. Additionally, the Company discontinued their operations beginning October 1, 2002 as discussed in Note 11. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

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

      Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on
      Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising expense incurred for the years ended June 30, 2003 and 2002 was approximately $ -- and $133,500, respectively.

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

      As  June  30,  2003,   the  Company  has  available  net  operating   loss
      carryforwards that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

                             LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

      The Company granted no warrants or options to employees for the years ended June 30, 2003 and 2002.

      Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's note payable to stockholders, convertible debentures - related parties, and convertible debentures at June 30, 2003are as follows:

                                                               Carrying         Estimated
                                                                Amounts         Fair Value
                                                              ----------        ----------
Note payable to stockholders                                  $  143,952        $  159,786

Convertible debentures - related parties                         400,000           496,263

Convertible debentures (excluding discount of $29,729)           931,677           772,328
                                                              ----------        ----------
    Totals                                                    $1,475,629        $1,428,377
                                                              ----------        ----------

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

                             LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

2.    RELATED PARTY TRANSACTIONS

      Note payable to stockholders - As of June 30, 2003, the Company has a note payable totaling $143,952 due to two principal stockholders, which is secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand.

      Convertible debentures - related parties - During June and July 2001, the Company issued convertible debentures in the amount of $400,000. The debentures mature in two years (currently in default) and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days.

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

      The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $29,729 (net of total accretion of $61,841). For the years ended June 30, 2003 and 2002, $45,785 and $16,056, respectively, was accreted from these discounts and recognized as interest expense.

                             LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


      From August 2002 through November 2002, Cornell converted principal totaling $162,146 of the $250,000 debenture and received 41,985,345 shares of the Company's common stock, giving Cornell majority ownership in the Company.

4.    COMMITMENTS AND CONTINGENCIES

      Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of June 30, 2003, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,164,005.

      Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2003, the outstanding payroll tax payable balance was $115,736.

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

      No options or warrants were granted for the year ended June 30, 2003.

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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