Form 10QSB
period 2003-09-30
LITE KING CORP
filed 2006-02-28
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                         Commission File No. 000-1074267
                                             -----------

                                 LITE KING CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           New York                                       11-2996988
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

        13314 Lost Key Place, Bradenton, FL.               34202
      ----------------------------------------          ----------
      (Address of Principal Executive Offices)          (Zip Code)

                                 (941) 388-9512
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |X| No |_|

      There were 49,999,940 shares of common stock outstanding as of September 30, 2003.

                                TABLE OF CONTENTS

PART I.

Item 1. Financial Statements

        Balance Sheet - September 30, 2003  (unaudited)                        4

        Statements of Operations - For the Three Months Ended
        September 30, 2002 and 2003 (unaudited)                                5

        Statements of Cash Flows - For the Three Months Ended
        September 30, 2002 and 2003 (unaudited)                                6

        Notes to Financial Statements (unaudited)                              7

Item 2. Management's Plan of Operations and Discussion and Analysis           11

Item 3. Controls and Procedures                                               14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

Item 2. Changes in  Securities and Use of Proceeds                            15

Item 3. Defaults upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits and Reports on Form 8-K                                      15

        Signatures                                                            15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

        Financial Information

                              LITE KING CORPORATION
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Cash                                                             $        269
                                                                   ------------
    Total current assets                                                    269

Other assets                                                              4,966
                                                                   ------------

Total assets                                                       $      5,235
                                                                   ============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                         $  1,189,393
  Convertible debentures - related parties - current portion            400,000
  Notes payable to stockholders                                         143,010
                                                                   ------------
    Total current liabilities                                         1,732,403

Long-term liabilities
  Convertible debentures - long-term portion, net of
   discount of $18,189                                                  913,488
                                                                   ------------

Total liabilities                                                     2,645,891

Stockholder's deficit
  Common stock; $0.001 par value; 50,000,000 shares
   authorized 49,999,940 shares issued and outstanding                   50,000
  Additional paid-in capital                                            585,166
  Treasury stock                                                        (48,950)
  Accumulated deficit                                                (3,226,872)
                                                                   ------------
    Total stockholder's deficit                                      (2,640,656)
                                                                   ------------

Total liabilities and stockholder's deficit                        $      5,235
                                                                   ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the three months
                                                         ended September 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Revenues                                           $         --    $         --

Cost of revenues                                             --              --
                                                   ------------    ------------

  Gross profit (loss)                                        --              --

Operating expenses
  General and administrative                                257          52,630
                                                   ------------    ------------
    Total operating expenses                                257          52,630
                                                   ------------    ------------

  Operating loss from continuing operations                (257)        (52,630)

Other expense
  Interest expense                                      (40,801)        (61,439)
                                                   ------------    ------------
    Total other expense                                 (40,801)        (61,439)

Loss from continuing operations                         (41,058)       (114,069)
Loss from discontinued operations                            --         (58,061)
                                                   ------------    ------------

Net loss                                           $    (41,058)   $   (172,130)
                                                   ============    ============

Continuing operations:
  Basic and diluted loss per common share          $      (0.00)   $      (0.01)
                                                   ============    ============

Discontinued operations:
  Basic and diluted loss per common share          $         --    $      (0.01)
                                                   ============    ============

Net loss:
  Basic and diluted loss per common share          $      (0.00)   $      (0.02)
                                                   ============    ============

Basic and diluted weighted average common
 shares outstanding                                  49,999,940       9,308,857
                                                   ============    ============

                 See Accompanying Notes to Financial Statements

                       LITE KING CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                For the three months
                                                                 ended September 30,
                                                            ----------------------------
                                                                2003            2002
                                                            ------------    ------------
Cash flows from operating activities:
  Net loss                                                  $    (41,058)   $   (172,130)
    Loss from discontinued operations                                 --          58,061
                                                            ------------    ------------
    Loss from continuing operations                              (41,058)       (114,069)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
    Accretion of discount on convertible debentures               11,540          11,540
  Changes in operating assets and liabilities:
    Other assets                                                   3,150           3,516
    Accounts payable and accrued liabilities                      25,388          23,247
                                                            ------------    ------------
      Net cash used by operating activities of continuing
       operations                                                   (980)        (75,766)

Cash flows from financing activities:
  Principal payments on notes payable to stockholders               (942)            (44)
  Principal payments on capital lease obligations                     --          (4,076)
                                                            ------------    ------------
      Net cash used by financing activities from
       continuing operations                                        (942)         (4,120)

                                                            ------------    ------------
Cash provided by discontinued operations                              --          79,886
                                                            ------------    ------------

Net change in cash                                                (1,922)             --

Cash, beginning of period                                          2,191              --
                                                            ------------    ------------

Cash, end of period                                         $        269    $         --
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

Going concern - The Company incurred a net loss of approximately $41,000 for the three months ended September 30, 2003. The Company's current liabilities exceed its current assets by approximately $1,732,000 as of September 30, 2003. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

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

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. As of September 30, 2003, there were no costs and estimated earnings in excess of billings on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

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

The Company granted no warrants or options to employees for the three months ended September 30, 2003 and 2002.

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

2. RELATED PARTY TRANSACTIONS

Note payable to stockholders - As of September 30, 2003, the Company has a note payable totaling $143,010 due to two principal stockholders, which is secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand.

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

3. CONVERTIBLE DEBENTURES

On February 7, 2002, pursuant to an Equity Line of Credit Agreement (see Note
5), the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partner, LP ("Cornell") under an Equity Line of Credit Agreement (See Note 5). This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which will be amortized over the life of the Credit Agreement. For the three months ended September 30, 2003, the Company recorded $70,897 in amortization related to the loan fees.

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

The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $18,189 (net of total accretion of $73,381). For the three months ended September 30, 2003, $11,540 was accreted from these discounts and recognized as interest expense.

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

Under the Credit Agreement, the Company is required to issue 360,920 shares of the Company's common stock to Cornell, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823 (See Note 3). In February 2002 the Company issued the common stock valued at $159,986 which the Company recorded as "Loan fees related to equity line" which were to be amortized over the life of the Credit Agreement. However, when the Company ceased operations in October of 2002, the Credit Agreement was cancelled and accordingly all remaining loan fees were fully amoritzed.

6. DISCONTINUED OPERATIONS

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

Results of Operations For the Three Months Ended September 30, 2003, As Compared To The Three Months Ended September 30, 2002.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

      Operating Expense. For the three months ended September 30, 2003, we had total operating expenses of $257, as compared to total operating expenses of approximately $53,000 for the three months ended September 30, 2002, a decrease of approximately $52,000.

      Interest Expense. For the three months ended September 30, 2003, we had interest expense of approximately $41,000 as compared to approximately $61,000 for the three months ended September 30, 2002, a decrease of approximately $20,000 due to conversion of convertible debentures into stock.

      Net Loss from Continuing Operations. For the three months ended September 30, 2003, we had a net loss from continuing operations of approximately $41,000 as compared to a net loss of approximately $114,000 for the three months ended September 30, 2002, a decrease of approximately $73,000 or 64%.

      Net Loss from Discontinued Operations. The net loss from discontinued operations for the three months ended September 30, 2003 and 2002 was $-- and approximately $58,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $41,000 for the three months ended September 30, 2003. The Company's current liabilities exceeded our current assets by approximately $1,732,000 as of September 30, 2003.

Related Party Transactions

      Note payable to stockholders - As of September 30, 2003, the Company had a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

      Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett was Mr. Personett's sister. Mr. Murphy was a debenture holder. The debentures mature in two years (currently in default) and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days.

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

      The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $18,189 (net of total accretion of $73,381). For the three months ended September 30, 2003, $11,540 was accreted from these discounts and recognized as interest expense.

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

      Under the Credit Agreement, the Company is required to issue 360,920 shares of the Company's common stock to Cornell, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823. In February 2002 the Company issued the common stock valued at $159,986 which the Company recorded as "Loan fees related to equity line" which were to be amortized over the life of the Credit Agreement. However, when the Company ceased operations in October, 2002 the Credit Agreement was cancelled and accordingly all remaining loan fees were fully amortized.

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of September 30, 2003, the Company had an accumulated deficit of $3,226,872.

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

      We had a working capital deficit of approximately $1,732,000 as of September 30, 2003, which means that our current liabilities as of that date exceeded our current assets by approximately $1,732,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2003 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the period August 19, 2002 to September 25, 2002, the $843,823 convertible Debenture holder elected to convert $85,000 into 7,444,378 shares of common stock averaging at approximately $0.0114 per share. This conversion resulted in an increase of $7,444 in Common Stock, $77,556 and Paid-in Capital.

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

Date: March 1, 2006                    LITE KING CORPORATION

                                       By:
                                          -----------------------------------
                                          David L. Norris
                                          President, Chief Executive Officer,
                                          and Chief Financial Officer