Form 10QSB
period 2003-12-31
LITE KING CORP
filed 2006-02-28
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2003

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

      There were 49,999,940 shares of common stock outstanding as of December 31, 2003.

                                TABLE OF CONTENTS

PART I.

Item 1. Financial Statements

        Balance Sheet - December 31, 2003  (unaudited)                         4

        Statements of Operations - For the Three Months Ended
        December 31, 2002 and 2003 (unaudited)                                 5

        Statements of Operations - For the Six Months Ended
        December 31, 2002 and 2003 (unaudited)                                 5

        Statements of Cash Flows - For the Six Months Ended
        December 31, 2002 and 2003 (unaudited)                                 6

        Notes to Financial Statements (unaudited)                              7

Item 2. Management's Plan of Operations and Discussion and Analysis           11

Item 3. Controls and Procedures                                               15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

Item 2. Changes in  Securities and Use of Proceeds                            15

Item 3. Defaults upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits and Reports on Form 8-K                                      15

        Signatures                                                            16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

        Financial Information

                              LITE KING CORPORATION
                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Cash                                                             $        496
                                                                   ------------
    Total current assets                                                    496

Other assets                                                              1,815
                                                                   ------------

Total assets                                                       $      2,311
                                                                   ============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                         $  1,215,459
  Note payable to stockholders                                          143,010
  Convertible debentures - related parties - current portion            400,000
                                                                   ------------
    Total current liabilities                                         1,758,469

Long-term liabilities
  Convertible debentures - long-term portion, net of
   discount of $6,648                                                   925,029
                                                                   ------------

Total liabilities                                                     2,683,498

Stockholder's deficit
  Common stock; $0.001 par value; 50,000,000 shares
   authorized 49,999,940 shares issued and outstanding                   50,000
  Additional paid-in capital                                            585,166
  Treasury stock                                                        (48,950)
  Accumulated deficit                                                (3,267,403)
                                                                   ------------
    Total stockholder's deficit                                      (2,681,187)
                                                                   ------------

Total liabilities and stockholder's deficit                        $      2,311
                                                                   ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the three months          For the six months
                                                      ended December 31,            ended December 31,
                                              ----------------------------    ----------------------------
                                                  2003            2002            2003            2002
                                              ------------    ------------    ------------    ------------
Revenues                                      $         --    $         --    $         --    $         --

Cost of revenues                                        --              --              --              --
                                              ------------    ------------    ------------    ------------

  Gross profit (loss)                                   --              --              --              --

Operating expenses
  General and administrative                          (225)         (4,373)             32          48,257
                                              ------------    ------------    ------------    ------------
    Total operating expenses                          (225)         (4,373)             32          48,257
                                              ------------    ------------    ------------    ------------

  Operating loss from continuing operations            225           4,373             (32)        (48,257)

Other expense
  Interest expense                                 (40,756)        (39,939)        (81,557)       (101,378)
                                              ------------    ------------    ------------    ------------
    Total other expense                            (40,756)        (39,939)        (81,557)       (101,378)

Loss from continuing operations                    (40,531)        (35,566)        (81,589)       (149,635)
Loss from discontinued operations                       --         (97,649)             --        (155,710)
                                              ------------    ------------    ------------    ------------

Net loss                                           (40,531)       (133,215)   $    (81,589)   $   (305,345)
                                              ============    ============    ============    ============

Continuing operations:
   Basic and diluted loss per common share    $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                              ============    ============    ============    ============

Discontinued operations:
  Basic and diluted loss per common share     $         --    $      (0.00)   $         --    $      (0.01)
                                              ============    ============    ============    ============

Net loss:
  Basic and diluted loss per common share     $      (0.00)   $      (0.00)   $      (0.00)   $      (0.02)
                                              ============    ============    ============    ============

Basic and diluted weighted average common
 shares outstanding                             49,999,940      45,898,583      49,999,940      27,672,470
                                              ============    ============    ============    ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the six months
                                                                  ended December 31,
                                                            ----------------------------
                                                                2003            2002
                                                            ------------    ------------
Cash flows from operating activities:
  Net loss                                                  $    (81,589)   $   (305,345)
    Loss from discontinued operations                                 --         155,710
                                                            ------------    ------------
    Loss from continuing operations                              (81,589)       (149,635)
  Adjustments to reconcile net income loss to net cash
   used by operating activities:
    Accretion of discount on convertible debentures               23,081          23,081
  Changes in operating assets and liabilities:
    Other assets                                                   6,301           6,667
    Accounts payable and accrued liabilities                      51,454          45,318
                                                            ------------    ------------
      Net cash used by operating activities of continuing
       operations                                                   (753)        (74,569)

Cash flows from financing activities:
  Principal payments on notes payable to stockholders               (942)            (44)
  Principal payments on notes payable                                 --         (30,812)
  Principal payments on capital lease obligations                     --          (4,076)
                                                            ------------    ------------
      Net cash used by financing activities from
       continuing operations                                        (942)        (34,932)

                                                            ------------    ------------
Cash provided by discontinued operations                              --         128,048
                                                            ------------    ------------

Net change in cash                                                (1,695)         18,547

Cash, beginning of period                                          2,191              --
                                                            ------------    ------------

Cash, end of period                                         $        496    $     18,547
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

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. As of December 31, 2003, there were no costs and estimated earnings in excess of billings on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

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

The Company granted no warrants or options to employees for the six months ended December 31, 2003 and 2002.

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

2. RELATED PARTY TRANSACTIONS

Note payable to stockholders - As of December 31, 2003, the Company has a note payable totaling $143,010 due to two principal stockholders, which is secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand.

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

The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $6,648 (net of total accretion of $84,922). For the six months ended December 31, 2003, $23,081 was accreted from these discounts and recognized as interest expense.

4. COMMITMENTS AND CONTINGENCIES

Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of December 31, 2003, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,215,459.

During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2003, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. The Company is considered to be a public shell.

Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of December 31, 2003, the outstanding payroll tax payable balance was $115,736.

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

Results of Operations For the Three Months Ended December 31, 2003, As Compared To The Three Months Ended December 31, 2002.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

      Operating Expense. For the three months ended December 31, 2003, we had total operating expenses of $(225) as compared to total operating expenses of approximately $(4,000) for the three months ended December 31, 2002, a decrease of approximately $4,000 or 100%.

      Interest Expense. For the three months ended December 31, 2003, we had interest expense of approximately $41,000 as compared to approximately $40,000 for the three months ended December 31, 2002, an increase of $1,000 or 3%.

      Net Loss from Continuing Operations. For the three months ended December 31, 2003, we had a net loss from continuing operations of approximately $41,000 as compared to a net loss of approximately $36,000 for the three months ended December 31, 2002, an increase of approximately $5,000 or 14%.

      Net Loss from Discontinued Operations. For the three months ended December 31, 2003 and 2002, we had a net loss from discontinued operations of approximately $-- and $98,000, respectively.

Results of Operations For the Six Months Ended December 31, 2003, As Compared To The Six Months Ended December 31, 2002.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

      Operating Expense. For the six months ended December 31, 2003, we had total operating expenses of $32 as compared to total operating expenses of approximately $48,000 for the six months ended December 31, 2002, a decrease of approximately $48,000 or 100%.

      Interest Expense. For the six months ended December 31, 2003, we had interest expense of approximately $82,00 as compared to approximately $101,000 for the six months ended December 31, 2002, a decrease of $19,000 or 19%, due to conversion of convertible debenture into stock.

      Net Loss from Continuing Operations. For the six months ended December 31, 2003, we had a net loss from continuing operations of approximately $82,000 as compared to a net loss of approximately $150,000 for the six months ended December 31, 2002, a decrease of approximately $68,000 or 45%.

      Net Loss from Discontinued Operations. For the six months ended December 31, 2003 and 2002, we had a net loss from discontinued operations of approximately $-- and $156,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $82,000 for the six months ended December 31, 2003. The Company's current liabilities exceeded our current assets by approximately $3,267,403 as of December 31, 2003.

Related Party Transactions

      Note payable to stockholders - As of December 31, 2003, the Company had a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

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

      The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $6,648 (net of total accretion of $84,922). For the six months ended December 31, 2003, $23,081 was accreted from these discounts and recognized as interest expense.

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of December 31, 2003, the Company had an accumulated deficit of $3,267,403.

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

      We had a working capital deficit of approximately $1,758,000 as of December 31, 2003, which means that our current liabilities as of that date exceeded our current assets by $1,758,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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

      None

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