Form 10QSB/A
period 2003-09-30
LITE KING CORP
filed 2006-03-10
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

        Financial Information

                              LITE KING CORPORATION
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Cash                                                             $        269
                                                                   ------------
    Total current assets                                                    269

Other assets                                                              4,966
                                                                   ------------

Total assets                                                       $      5,235
                                                                   ============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                         $  1,189,393
  Convertible debentures - related parties - current portion            400,000
  Convertible debentures - current portion, net of discount
   of $18,189                                                            69,665
  Notes payable to stockholders                                         143,010
                                                                   ------------
    Total current liabilities                                         1,802,068

Long-term liabilities
  Convertible debentures - long-term portion                            843,823
                                                                   ------------

Total liabilities                                                     2,645,891

Stockholder's deficit
  Common stock; $0.001 par value; 50,000,000 shares
   authorized 49,999,940 shares issued and outstanding                   50,000
  Additional paid-in capital                                            585,166
  Treasury stock                                                        (48,950)
  Accumulated deficit                                                (3,226,872)
                                                                   ------------
    Total stockholder's deficit                                      (2,640,656)
                                                                   ------------

Total liabilities and stockholder's deficit                        $      5,235
                                                                   ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the three months
                                                         ended September 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Revenues                                           $         --    $         --

Cost of revenues                                             --              --
                                                   ------------    ------------

  Gross profit (loss)                                        --              --

Operating expenses
  General and administrative                                257          52,625
                                                   ------------    ------------
    Total operating expenses                                257          52,625
                                                   ------------    ------------

  Operating loss from continuing operations                (257)        (52,625)

Other expense
  Interest expense                                      (40,801)        (61,439)
                                                   ------------    ------------
    Total other expense                                 (40,801)        (61,439)

Loss from continuing operations                         (41,058)       (114,064)
Loss from discontinued operations                            --         (58,066)
                                                   ------------    ------------

Net loss                                           $    (41,058)   $   (172,130)
                                                   ============    ============

Continuing operations:
  Basic and diluted loss per common share          $      (0.00)   $      (0.01)
                                                   ============    ============

Discontinued operations:
  Basic and diluted loss per common share          $         --    $      (0.01)
                                                   ============    ============

Net loss:
  Basic and diluted loss per common share          $      (0.00)   $      (0.02)
                                                   ============    ============

Basic and diluted weighted average common
 shares outstanding                                  49,999,940       9,308,857
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

Going concern - The Company incurred a net loss of approximately $41,000 for the three months ended September 30, 2003. The Company's current liabilities exceed its current assets by approximately $1,802,000 as of September 30, 2003. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

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

4. COMMITMENTS AND CONTINGENCIES

Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of September 30, 2003, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,189,393.

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

Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of September 30, 2003, the outstanding payroll tax payable balance was $115,736.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $41,000 for the three months ended September 30, 2003. The Company's current liabilities exceeded our current assets by approximately $1,801,799 as of September 30, 2003.

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

      Discontinued operations

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Equity Line is available to the Company at this time. The Company is considered to be a public shell

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2003 Were Not Sufficient To Satisfy Our Current Liabilities

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

Date: March 9, 2006                    LITE KING CORPORATION

                                       By:
                                          -----------------------------------
                                          David L. Norris
                                          President, Chief Executive Officer,
                                          and Chief Financial Officer