Form 10QSB/A
period 2003-12-31
LITE KING CORP
filed 2006-03-10
CIK 1074267

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

        Financial Information

                              LITE KING CORPORATION
                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Cash                                                             $        496
                                                                   ------------
    Total current assets                                                    496

Other assets                                                              1,815
                                                                   ------------

Total assets                                                       $      2,311
                                                                   ============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                         $  1,215,459
  Note payable to stockholders                                          143,010
  Convertible debentures - related parties - current portion            400,000
  Convertible debentures - current parties, net of discount
   of $6,648                                                             81,206
                                                                   ------------
    Total current liabilities                                         1,839,675

Long-term liabilities
  Convertible debentures - long-term portion $6,648                     843,823
                                                                   ------------

Total liabilities                                                     2,683,498

Stockholder's deficit
  Common stock; $0.001 par value; 50,000,000 shares
   authorized 49,999,940 shares issued and outstanding                   50,000
  Additional paid-in capital                                            585,166
  Treasury stock                                                        (48,950)
  Accumulated deficit                                                (3,267,403)
                                                                   ------------
    Total stockholder's deficit                                      (2,681,187)
                                                                   ------------

Total liabilities and stockholder's deficit                        $      2,311
                                                                   ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the three months          For the six months
                                                      ended December 31,            ended December 31,
                                              ----------------------------    ----------------------------
                                                  2003            2002            2003            2002
                                              ------------    ------------    ------------    ------------
Revenues                                      $         --    $         --    $         --    $         --

Cost of revenues                                        --              --              --              --
                                              ------------    ------------    ------------    ------------

  Gross profit (loss)                                   --              --              --              --

Operating expenses
  General and administrative                            --              --             257          52,625
                                              ------------    ------------    ------------    ------------
    Total operating expenses                            --              --             257          52,625
                                              ------------    ------------    ------------    ------------

  Operating loss from continuing operations             --              --            (257)        (52,625)

Other expense
  Interest expense                                 (40,531)        (39,939)        (81,332)       (101,378)
                                              ------------    ------------    ------------    ------------
    Total other expense                            (40,531)        (39,939)        (81,332)       (101,378)

Loss from continuing operations                    (40,531)        (39,939)        (81,589)       (154,003)
Loss from discontinued operations                       --         (93,276)             --        (151,342)
                                              ------------    ------------    ------------    ------------

Net loss                                           (40,531)       (133,215)   $    (81,589)   $   (305,345)
                                              ============    ============    ============    ============

Continuing operations:
   Basic and diluted loss per common share    $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                              ============    ============    ============    ============

Discontinued operations:
  Basic and diluted loss per common share     $         --    $      (0.00)   $         --    $      (0.01)
                                              ============    ============    ============    ============

Net loss:
  Basic and diluted loss per common share     $      (0.00)   $      (0.00)   $      (0.00)   $      (0.02)
                                              ============    ============    ============    ============

Basic and diluted weighted average common
 shares outstanding                             49,999,940      45,898,583      49,999,940      27,672,470
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

Going concern - The Company incurred a net loss of approximately $82,000 for the six months ended December 31, 2003. The Company's current liabilities exceed its current assets by approximately $1,839,000 as of December 31, 2003. The Company ceased operations in October of 2002 and is considered to be a public shell.

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

      Operating Expense. For the three months ended December 31, 2003 and 2002, we had no operating expenses.

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

      Operating Expense. For the six months ended December 31, 2003, we had total operating expenses of $257 as compared to total operating expenses of approximately $53,000 for the six months ended December 31, 2002, a decrease of approximately $53,000 or 100%.

      Interest Expense. For the six months ended December 31, 2003, we had interest expense of approximately $81,000 as compared to approximately $101,000 for the six months ended December 31, 2002, a decrease of $20,000 or 13%, due to conversion of convertible debenture into stock.

      Net Loss from Continuing Operations. For the six months ended December 31, 2003, we had a net loss from continuing operations of approximately $82,000 as compared to a net loss of approximately $154,000 for the six months ended December 31, 2002, a decrease of approximately $72,000 or 47%.

      Net Loss from Discontinued Operations. For the six months ended December 31, 2003 and 2002, we had a net loss from discontinued operations of approximately $-- and $151,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $82,000 for the six months ended December 31, 2003. The Company's current liabilities exceeded our current assets by approximately $1,839,179 as of December 31, 2003.

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

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2003 Were Not Sufficient To Satisfy Our Current Liabilities

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