Form 10QSB
period 2004-03-31
LITE KING CORP
filed 2006-03-10
CIK 1074267

U.S. SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549

                                   FORM 10-QSB

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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

      There were 49,999,940 shares of common stock outstanding as of March 31, 2004.

                                TABLE OF CONTENTS

PART I.

Item 1. Financial Statements

        Balance Sheet - March 31, 2004  (unaudited)                            4

        Statements of Operations - For the Three Months Ended
        March 31, 2003 and 2004 (unaudited)                                    5

        Statements of Operations - For the Nine Months Ended
        March 31, 2003 and 2004 (unaudited)                                    5

        Statements of Cash Flows - For the Nine Months Ended
        March 31, 2003 and 2004 (unaudited)                                    6

        Notes to Financial Statements (unaudited)                              7

Item 2. Management's Plan of Operations and Discussion and Analysis           10

Item 3. Controls and Procedures                                               14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     14

Item 2. Changes in  Securities and Use of Proceeds                            14

Item 3. Defaults upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits and Reports on Form 8-K                                      15

        Signatures                                                            15

                                     PART I

Item 1. Financial Statements

        Financial Information

                              LITE KING CORPORATION
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Cash                                                             $        496
                                                                   ------------
    Total current assets                                                    496
                                                                   ------------

Total assets                                                       $        496
                                                                   ============

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                         $  1,241,220
  Convertible debentures - related parties - current portion            400,000
  Convertible debentures - current portion                               87,854
  Notes payable to stockholders                                         143,010
                                                                   ------------
    Total current liabilities                                         1,872,084

Long-term liabilities
    Convertible debentures - long-term portion                          843,823
                                                                   ------------

Total liabilities                                                     2,715,907

Stockholder's deficit
  Common stock; $0.001 par value; 50,000,000 shares
   authorized 49,999,940 shares issued and outstanding                   50,000
  Additional paid-in capital                                            585,166
  Treasury stock                                                        (48,950)
  Accumulated deficit                                                (3,301,627)
                                                                   ------------
    Total stockholder's deficit                                      (2,715,411)
                                                                   ------------

Total liabilities and stockholder's deficit                        $        496
                                                                   ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For the three months            For the nine months
                                                     ended March 31,                 ended March 31,
                                              ----------------------------    ----------------------------
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
Revenues                                      $         --    $         --    $         --    $         --

Cost of revenues                                        --              --              --              --
                                              ------------    ------------    ------------    ------------

  Gross profit (loss)                                   --              --              --              --

Operating expenses
  General and administrative                             0              --             257          52,625
                                              ------------    ------------    ------------    ------------
    Total operating expenses                             0              --             257          52,625
                                              ------------    ------------    ------------    ------------

  Operating loss from continuing operations              0              --            (257)        (52,625)

Other expense
  Interest expense                                 (34,224)        (34,346)       (115,556)       (135,724)
                                              ------------    ------------    ------------    ------------
    Total other expense                            (34,224)        (34,346)       (115,556)       (135,724)
                                              ------------    ------------    ------------    ------------

Loss from continuing operations                    (34,224)        (34,346)       (115,813)       (188,349)
Loss from discontinued operations                        0            (675)             --        (152,017)
                                              ------------    ------------    ------------    ------------

Net loss                                           (34,224)        (35,021)   $   (115,813)   $   (340,366)
                                              ============    ============    ============    ============

Continuing operations:
  Basic and diluted loss per common share     $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                              ============    ============    ============    ============

Discontinued operations:
  Basic and diluted loss per common share     $         --    $       0.00    $         --    $      (0.00)
                                              ============    ============    ============    ============

Net loss:
  Basic and diluted loss per common share     $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                              ============    ============    ============    ============

Basic and diluted weighted average common
 shares outstanding                             49,999,940      49,999,940      49,999,940      34,928,154
                                              ============    ============    ============    ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the nine months
                                                                     ended March 31,
                                                              ----------------------------
                                                                  2004            2003
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss                                                    $   (115,813)   $   (340,366)
    Loss from discontinued operations                                   --         152,017
                                                              ------------    ------------
    Loss from continuing operations                               (115,813)       (188,349)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
    Accretion of discount on convertible debentures                 29,729          34,370
  Changes in operating assets and liabilities:
    Other assets                                                     8,116           9,749
    Accounts payable and accrued liabilities                        77,215          67,340
                                                              ------------    ------------
      Net cash used by operating activities of continuing
       operations                                                     (753)        (76,890)

Cash flows from financing activities:
  Principal payments on notes payable to stockholders                 (942)         (4,022)
  Principal payments on notes payable                                   --         (30,812)
  Principal payments on capital lease obligations                       --         (29,104)
                                                              ------------    ------------
      Net cash used by financing activities from continuing
       operations                                                     (942)        (63,938)

                                                              ------------    ------------
Cash provided by discontinued operations                                --         140,984
                                                              ------------    ------------

Net change in cash                                                  (1,695)            156

Cash, beginning of period                                            2,191              --
                                                              ------------    ------------

Cash, end of period                                           $        496    $        156
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

Going concern - The Company incurred a net loss of approximately $116,000 for the nine months ended March 31, 2004. The Company's current liabilities exceed its current assets by approximately $1,872,000 as of March 31, 2004. The Company ceased operations in October 2002 and is considered to be a public shell.

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

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. As of March 31, 2004, there were no costs and estimated earnings in excess of billings on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

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

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.The Company granted no warrants or options to employees for the nine months ended March 31, 2004 and 2003.

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

2. RELATED PARTY TRANSACTIONS

Note payable to stockholders - As of March 31, 2004, the Company has a note payable totaling $143,010 due to two principal stockholders, which is secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand.

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

The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $-- (net of total accretion of $91,570). For the nine months ended March 31, 2004, $29,729 was accreted from these discounts and recognized as interest expense.

4. COMMITMENTS AND CONTINGENCIES

Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of March 31, 2004, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,241,220.

Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of March 31, 2004, the outstanding payroll tax payable balance was $115,736.

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

Results of Operations For the Three Months Ended March 31, 2004, As Compared To The Three Months Ended March 31, 2003.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

      Operating Expense. For the three months ended March 31, 2004 and 2003, we had no operating expenses.

      Interest Expense. For the three months ended March 31, 2004 and 2003, we had interest expense of approximately $34,000 in each period.

      Net Loss from Continuing Operations. For the three months ended March 31, 2004 and 2003, we had a net loss from continuing operations of approximately $34,000 in each period.

      Net Loss from Discontinued Operations. For the three months ended March 31, 2004, we had a net loss from discontinued operations of $--, as compared to a net loss of approximately $700 for the three months ended March 31, 2003.

Results of Operations For the Nine Months Ended March 31, 2004, As Compared To The Nine Months Ended March 31, 2003.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

      Operating Expense. For the nine months ended March 31, 2004, we had total operating expenses of $257 as compared to total operating expenses of approximately $53,000 for the nine months ended March 31, 2003, a decrease of approximately $53,000 or 100%.

      Interest Expense. For the nine months ended March 31, 2004, we had interest expense of approximately $116,000 as compared to approximately $136,000 for the nine months ended March 31, 2003, a decrease of approximately $20,000 or 15%, due to the conversion of convertible debenture into stock.

      Net Loss from Continuing Operations. For the nine months ended March 31, 2004, we had a net loss from continuing operations of approximately $116,000 as compared to a net loss of approximately $188,000 for the nine months ended March 31, 2003, a decrease of approximately $72,000 or 38%.

      Net Loss from Discontinued Operations. For the nine months ended March 31, 2004 and 2003, we had a net loss from discontinued operations of $-- and approximately $152,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $116,000 for the nine months ended March 31, 2004. The Company's current liabilities exceed our current assets by approximately $1,872,000 as of March 31, 2004.

Related Party Transactions

      Note payable to stockholders - As of March 31, 2004, the Company had a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

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

      On February 22, 2002, the Company issued a Secured Convertible Debenture to Cornell in the principal amount of $250,000. This Debenture had a term of 2 years (currently in default) and bore interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company's option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell is entitled to voluntarily convert the Debentures to common shares of the Company on or after February 22, 2002. These Debentures are convertible into shares of the Company's common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 trading days prior to conversion.

      The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $-- (net of total accretion of $91,570). For the nine months ended March 31, 2004, $29,729 was accreted from these discounts and recognized as interest expense.

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of March 31, 2004, the Company had an accumulated deficit of $3,301,627.

      Discontinued operations

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Equity Line is available to the Company at this time. The Company is considered to be a public shell

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On March 31, 2004 Were Not Sufficient To Satisfy Our Current
Liabilities

      We had a working capital deficit of approximately $1,784,000 as of March 31, 2004, which means that our current liabilities as of that date exceeded our current assets by approximately $1,784,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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

      None.

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

Date: March 10, 2006                    Lite King Corporation

                                        By:  /s/ David L. Norris
                                             -----------------------------------
                                             David L. Norris
                                             President, Chief Executive Officer,
                                             and Chief Financial Officer