Form 10KSB
period 2004-06-30
LITE KING CORP
filed 2006-03-10
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

            |X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                    For the fiscal year ended: June 30, 2004

            |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                         Commission File No. 000-1074267

                                 LITE KING CORP.
                 (Name of Small Business Issuer in Its Charter)

            New York                                    11-2996988
---------------------------------           ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

        13314 Lost Key Place, Bradenton, FL.                34202
      ----------------------------------------            ----------
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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. |_|

      The Company's revenues during its most recent fiscal year were $-0-

      As of June 30, 2004, there was no aggregate market value of the voting stock held by non-affiliates of the registrant due to the fact that there was no trading market in the shares of the registrant.

      The number of shares of common stock, $.001 par value, outstanding as of June 30, 2004: 49,999,940.

                                TABLE OF CONTENTS

                                                                            Page
                                                                          ------
PART I

Item 1.      Description of Business ......................................    3

Item 2.      Description of Property ......................................    3

Item 3.      Legal Proceedings ............................................    4

Item 4.      Submission of Matters to a Vote of Security Holders ..........    4

PART II

Item 5.      Market For Common Equity and Related Stockholder Matters  ....    4

Item 6.      Management's Discussion and Analysis or Plan of Operations ...    5

Item 7.      Financial Statements .........................................   F1

Item 8.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ..........................   13

Item 8A.     Controls and Procedures ......................................   13

Item 8B.     Other Information ............................................   13

PART III

Item 9.      Directors and Executive Officers  ............................   13

Item 10.     Executive Compensation .......................................   14

Item 11      Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters ...................   14

Item 12.     Certain Relationships and Related Transactions ...............   15

Item 13.     Exhibits, Lists and Reports on Form 8-K ......................   15

             Signatures ...................................................   15

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

ITEM 3. LEGAL PROCEEDINGS

      The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense was included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2004, the outstanding payroll tax payable balance was $115,736.

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

                                             High Bid       Low Bid

Quarter ended September 30, 2001                    *             *
Quarter ended December 31, 2001                   .81           .68
Quarter ended March 31, 2002                      .35           .29
Quarter ended June 30, 2002                       .07           .07
Quarter ended September 30, 2002                 .005          .004
Quarter ended December 31, 2002                  .002          .002
Quarter ended March 31, 2003                     .002          .002
Quarter ended June 30, 2003                         *             *
Quarter ended September 30, 2003                    *             *
Quarter ended December 31, 2003                  .002          .002
Quarter ended March 31, 2004                     .002          .002
Quarter ended June 30, 2004                      .002          .002

*There were no pink sheet market makers for the Company's common stock; therefore, no price information was available.

      Number of outstanding shares on June 30, 2004 was 49,999,940.

      Dividends - The Company has not paid any dividends since its inception.

                            DESCRIPTION OF SECURITIES

Common Stock

      Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2004, 49,999,940 shares of common stock were issued and outstanding.

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

      The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $91,570. For the years ended June 30, 2004 and 2003, $29,729 and $45,785, respectively, was accreted from these discounts and recognized as interest expense.

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

Stock Options and Warrants

      No options or warrants were granted for the years ended June 30, 2004 and 2003.

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

      Revenue recognition - The Company maintained its accounting records on the accrual basis of accounting Revenues from fixed-price installation contracts were recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date to estimated total cost for each contract (cost-to-cost method). This method was used because management considered actual expended cost to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

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

      The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represented revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represented billings in excess of revenues recognized. As of June 30, 2004, there were no costs and estimated earnings in excess of billings on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

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

      As of June 30, 2004, the Company had available net operating loss carryforwards that would expire in various periods through 2024. Such losses might not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company had established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

      The Company granted no warrants or options to employees for the years ended June 30, 2004 and 2003.

      Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's note payable, note payable to stockholders, convertible debentures - related parties, and convertible debentures at June 30, 2004 were as follows:

                                                     Carrying    Estimated
                                                     Amounts    Fair Value
                                                   ----------   ----------
      Note payable to stockholders                    143,010      163,697

      Convertible debentures - related parties        400,000      544,000

      Convertible debentures                          931,677      856,436
                                                   ----------   ----------

      Totals                                       $1,474,687   $1,564,133
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

Capital Lease Obligation

      The Company ceased operations in October, 2002 and has no capital leases at this time.

Commitments And Contingencies

      Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company was obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and had classified these transactions as secured borrowings. The agreement allowed the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever was less. A factoring fee of 1% each 30 days was charged on face value of each financed invoice. Additional fee included finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation would occur after four business days. The term was based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of June 30, 2004, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,266,938. When the Company ceased operations in October, 2002 no further borrowing were available.

      Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit had entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense was included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2004, the outstanding payroll tax payable balance was $115,736.

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

Results of Operations For the Year Ended June 30, 2004, As Compared To The Year Ended June 30, 2003.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue for the years ended June 30, 2004 and 2003.

      Operating Expense. For the year ended June 30, 2004, we had total operating expenses of $257 as compared to total operating expenses of $52,625 for the year ended June 30, 2003, a decrease of $52,368.

      Interest Expense. For the year ended June 30, 2004, we had interest expense of approximately $141,000 as compared to approximately $171,500 for the year ended June 30, 2003, a decrease of approximately $30,000 or 21%.

      Net Loss from Continuing Operations. For the year ended June 30, 2004, we had a net loss from continuing operations of approximately $142,000 as compared to a net loss of approximately $224,000 for the year ended June 30, 2003, a decrease of approximately $82,000 or 34%.

      Net Loss from Discontinued Operations. The net loss from discontinued operations for the years ended June 30, 2004 and 2003 was $-- and approximately $151,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of $141,531 for the year ended June 30, 2004. The Company's current liabilities exceeded our current assets by $1,897,306 as of June 30, 2004.

Related Party Transactions

      Note payable to stockholders - As of June 30, 2004, the Company had a note payable totaling $143,010 due to two principal stockholders, Mr. Wallace Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

      Convertible debentures -former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett was related to Mr. Personett. Mr. Murphy was a debenture holder. The debentures mature in two years (currently in default) and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days.

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

      The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $91,570. For the years ended June 30, 2004 and 2003, $29,729 and $45,785, respectively, was accreted from these discounts and recognized as interest expense.

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

      Under the Credit Agreement, the Company is required to issue 360,920 shares of the Company's common stock to Cornell, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823. In February 2002 the Company issued the common stock valued at $159,986 which the Company recorded as "Loan fees related to equity line" which were to be amortized over the life of the Credit Agreement. However, when the Company ceased operations in October of 2002, the Credit Agreement was cancelled and accordingly all remaining fees were fully amortized.

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

Stock Options and Warrants

      No options or warrants were granted for the years ended June 30, 2004 and 2003.

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of June 30, 2004, the Company had an accumulated deficit of $3,327,345.

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

      We had a working capital deficit of approximately $1,809,000 as of June 30, 2004, which means that our current liabilities as of that date exceeded our current assets by approximately $1,809,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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

      The executive officers and director of the Company as of March 1, 2006 are as follows:

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

      None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

a. The following table sets forth information as of June 30, 2004 with respect to all shareholders known by the Company to be beneficial owners of more than 5% of the outstanding Common Stock, all directors, and all directors and executive officers as a group. Except as noted below, each shareholder has sole voting and investment power with respect to shares owned.

                                                           Number of Common
Name and Address                                          Shares Beneficially
of Beneficial Owner                                    Owned           Percent*
-------------------                                  ----------       ----------

Cornell Capital Partners, L.P.                       41,985,345           83.97%
101 Hudson Street, Ste. 3606
Jersey City, NJ 07302

Craig Massner                                         1,194,109            2.39%
175 Courtland Avenue
Morton, Illinois 61550

Wally Pennington                                      1,207,664            2.42%
175 Courtland Avenue
Morton, Illinois 61550

Rob Personett                                           838,593            1.68%
175 Courtland Avenue
Morton, Illinois 61550

All 3 officers and directors                          3,240,366            6.48%
as a group (Resigned on
October 24, 2002)

*Based upon 49,999,940 shares outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Notes payable - related parties - Notes payable - related parties consisted of the following as of June 30, 2004:

Note payable to stockholders - Note payable due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the
Company's former officers and directors, which was secured by the
Company's assets, bearing interest at 6% per annum, with
principal and interest due on August 2, 2002. This note payable
is in default as of the date of this report.                           $ 143,010

Convertible debentures - related parties - During June and July
2001, the Company issued convertible debentures in the amount of
$400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs.
Christine Personett, and Mr. Mike Murphy. Mr. Pennington and Mr.
Personett were former officers and directors of the Company. Mrs.
Personett was related to Mr. Personett. Mr. Murphy was a
debenture holder. The debentures mature in two years (currently in default) and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to
voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter
market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading five
consecutive trading days.                                              $ 400,000
                                                                       ---------

Total                                                                  $ 543,010
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

Date: March 10, 2006                   LITE KING CORP.

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

                                 LITE KING CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Accounting Firm                             F-2

Balance Sheet as of June 30, 2004                                            F-3

Statements of Operations for the Years Ended June 30, 2003 and 2004          F-4

Statements of Changes in Stockholders' Equity for the Years
  Ended June 30, 2003 and 2004                                               F-5

Statements of Cash Flows for the Years Ended June 30, 2003 and 2004          F-6

Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders
Lite King Corporation
Bradenton, Florida

We have audited the accompanying balance sheet of Lite King Corporation as of June 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lite King Corporation as of June 30, 2004, and the results of its activities and cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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

L.L. Bradford & Company, LLC
Februrary 7, 2005
Las Vegas, Nevada

                              LITE KING CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2004

                                     ASSETS

Current assets
  Cash                                                             $        496
                                                                   ------------
    Total current assets                                                    496
                                                                   ------------

Total assets                                                       $        496
                                                                   ============

                     LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                         $  1,266,938
  Note payable to stockholders                                          143,010
  Convertible debentures - related parties - current portion            400,000
  Convertible debentures - current portion                               87,854
                                                                   ------------
    Total current liabilities                                         1,897,802

Long-term liabilities
  Convertible debentures - long-term portion                            843,823
                                                                   ------------

Total liabilities                                                     2,741,625

Stockholder's deficit
  Common stock; $0.001 par value; 50,000,000 shares
   authorized 49,999,940 shares issued and outstanding                   50,000
  Additional paid-in capital                                            585,166
  Treasury stock                                                        (48,950)
  Accumulated deficit                                                (3,327,345)
                                                                   ------------
    Total stockholder's deficit                                      (2,741,129)
                                                                   ------------

Total liabilities and stockholder's deficit                        $        496
                                                                   ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                            STATEMENTS OF OPERATIONS

                                                    For the year ended June 30,
                                                  ------------------------------
                                                      2004             2003
                                                  ------------     ------------

Revenues                                          $         --     $         --

Cost of revenues                                            --               --
                                                  ------------     ------------

  Gross profit (loss)                                       --               --

Operating expenses
  General and administrative                               257           52,625
                                                  ------------     ------------
    Total operating expenses                               257           52,625
                                                  ------------     ------------

  Operating loss from operations                          (257)         (52,625)

Other expense
  Interest expense                                    (141,274)        (171,541)
                                                  ------------     ------------
    Total other expense                               (141,274)        (171,541)
                                                  ------------     ------------

Loss from continuing operations                       (141,531)        (224,166)
Loss from discontinued operations                           --         (151,027)
                                                  ------------     ------------

Net loss                                          $   (141,531)    $   (375,193)
                                                  ============     ============

Continuing operations:
  Basic and diluted loss per common share         $      (0.00)    $      (0.01)
                                                  ============     ============

Discontinued operations:
  Basic and diluted loss per common share         $         --     $      (0.00)
                                                  ============     ============

Net loss:
  Basic and diluted loss per common share         $      (0.00)    $      (0.01)
                                                  ============     ============

Basic and diluted weighted average common
 shares outstanding                                 49,999,940       38,626,454
                                                  ============     ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                   Common Stock         Additional                     Loan Fees                       Total
                           --------------------------     Paid-in      Treasury       Related to    Accumulated    Stockholder's
                              Shares        Amount        Capital        Stock        Equity Line      Deficit        Deficit
                           ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance, June 30, 2002        8,014,595  $      8,015  $  1,468,814   $    (48,950)  $ (1,003,809)  $ (2,810,621)  $ (2,386,551)

Issuance of common stock
  for conversion of
  of debentures              41,985,345        41,985       120,161             --             --             --        162,146

Amortization on loan fees
  related to Equity Line
  of Credit Agreement                                    (1,003,809)                    1,003,809

Net loss                             --            --            --             --             --       (375,193)      (375,193)
                           ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance, June 30, 2003       49,999,940  $     50,000  $    585,166   $    (48,950)  $         --   $ (3,185,814)  $ (2,599,598)

Net loss                             --            --            --             --             --       (141,531)      (141,531)
                           ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2004       49,999,940  $     50,000  $    585,166   $    (48,950)  $         --   $ (3,327,345)  $ (2,741,129)
                           ============  ============  ============   ============   ============   ============   ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                          For the year ended June 30,
                                                         ----------------------------
                                                             2004            2003
                                                         ------------    ------------
Cash flows from operating activities:
  Net loss                                               $   (141,531)   $   (375,193)
    Loss from discontinued operations                              --         151,027
                                                         ------------    ------------
    Loss from continuing operations                          (141,531)       (224,166)
  Adjustments to reconcile loss to net cash used
   by operating activities:
    Accretion of discount on convertible
     debentures                                                29,729          45,785
  Changes in operating assets and liabilities:
    Change in other assets                                      8,116          12,866
    Change in accounts payable and accrued
     liabilities                                              102,933          91,541
                                                         ------------    ------------
      Net cash used by operating activities from
       continuing operations                                     (753)        (73,974)

Cash flows from financing activities:
  Principal payments on notes payable to
   stockholders                                                  (942)         (5,892)
  Principal payments on notes payable                              --         (30,812)
  Principal payments on capital lease obligations                  --         (29,104)
                                                         ------------    ------------
      Net cash used by financing activities from
       continuing operations                                     (942)        (65,808)

                                                         ------------    ------------
Cash provided by discontinued operations                           --         141,973
                                                         ------------    ------------

Net change in cash                                             (1,695)          2,191

Cash, beginning of period                                       2,191              --
                                                         ------------    ------------

Cash, end of period                                      $        496    $      2,191
                                                         ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                             $         --    $         --
                                                         ============    ============
  Cash paid for interest                                 $         --    $        500
                                                         ============    ============

Schedule of non-cash operating, investing and
 financing activities:
  Issuance of common stock for conversion of d
   ebentures                                             $         --    $    162,146
                                                         ============    ============

  Amortization on loan fees related to Equity
   Line of Credit Agreement                              $         --    $  1,003,809
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

Going concern - The Company incurred a net loss of approximately $142,000 for the year ended June 30, 2004. The Company's current liabilities exceed its current assets by approximately $1,898,000 as of June 30, 2004. Additionally, the Company discontinued their operations beginning October 1, 2002 as discussed in Note 6. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

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

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. As of June 30, 2004, there were no costs and estimated earnings in excess of billings on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

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

As June 30, 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

The Company granted no warrants or options to employees for the years ended June 30, 2004 and 2003.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's note payable to stockholders, convertible debentures - related parties, and convertible debentures at June 30, 2004 are as follows:

                                                  Carrying        Estimated
                                                   Amounts        Fair Value
                                              ---------------  ----------------
Note payable to stockholders                  $       143,010  $        163,697

Connvertible debentures - related parties             400,000           544,000

Convertible debentures                                931,677           856,436
                                              ---------------  ----------------

  Totals                                      $     1,474,687  $      1,564,133
                                              ===============  ================

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

2. RELATED PARTY TRANSACTIONS

Note payable to stockholders - As of June 30, 2004, the Company has a note payable totaling $143,010 due to two principal stockholders, which is secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand.

Convertible debentures - related parties - During June and July 2001, the Company issued convertible debentures in the amount of $400,000. The debentures mature in two years (currently in default), and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days.

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

On February 22, 2002, the Company issued a Secured Convertible Debenture to Cornell in the principal amount of $250,000. This Debenture has a term of 2 years (currently in default), and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company's option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell is entitled to voluntarily convert the Debentures to common shares of the Company on or after February 22, 2002. These Debentures are convertible into shares of the Company's common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 trading days prior to conversion.

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

The Company recorded the estimated value of the conversion feature on the debenture issued February 22, 2002 totaling $91,570. For the years ended June 30, 2004 and 2003, $29,729 and $45,785, respectively, was accreted from these discounts and recognized as interest expense.

From August 2002 through November 2002, Cornell converted principal totaling $162,146 of the $250,000 debenture and received 41,985,345 shares of the Company's common stock, giving Cornell majority ownership in the Company.

4. COMMITMENTS AND CONTINGENCIES

Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of June 30, 2004, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,266,938.

Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2004, the outstanding payroll tax payable balance was $115,736.

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

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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