Form 10QSB
period 2004-09-30
LITE KING CORP
filed 2006-03-16
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

      [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                         Commission File No.000-1074267
                                            -----------

                                 LITE KING CORP.
                                 ---------------
                 (Name of Small Business Issuer in Its Charter)


         New York                                               11-2996988
        ----------                                              ----------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

13314 Lost Key Place, Bradenton, FL.                              34202
------------------------------------                              -----
(Address of Principal Executive Offices)                        (Zip Code)

                                 (941) 388-9512
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [_]

      There were 49,999,940 shares of common stock outstanding as of September 30, 2004.


PART I.
Item 1.     Financial Statements
            Condensed Balance Sheet - September 30, 2004  (unaudited)                                        4

            Condensed Statements of Operations - For the Three Months Ended September 30, 2003 and 2004
            (unaudited)                                                                                      5

            Condensed Statements of Cash Flows - For the Three Months Ended September 30, 2003 and 2004
            (unaudited)                                                                                      6

            Notes to Condensed Financial Statements (unaudited)                                              7

Item 2.     Management's Plan of Operations and Discussion and Analysis                                     10

Item 3.     Controls and Procedures                                                                         13

PART II.                          OTHER INFORMATION

Item 1.     Legal Proceedings                                                                               14

Item 2.     Changes in Securities and Use of
            Proceeds                                                                                        14

Item 3.     Defaults upon Senior Securities                                                                 14

Item 4.     Submission of Matters to a Vote of Security Holders                                             14

Item 5.     Other Information                                                                               14

Item 6.     Exhibits and Reports on Form 8-K                                                                14

            Signatures                                                                                      14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


        Financial Information

                              LITE KING CORPORATION
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
Current assets
     Cash                                                           $       496
                                                                    -----------
            Total current assets                                            496
                                                                    -----------

Total assets                                                        $       496
                                                                    ===========

                     LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Accounts payable and accrued liabilities                       $ 1,293,136
     Convertible debentures - related
     parties - current portion                                          400,000
     Convertible debentures - current portion                            87,854
     Notes payable to stockholders                                      143,010
                                                                    -----------
            Total current liabilities                                 1,924,000

Long-term liabilities
     Convertible debentures - long-term
     portion                                                            843,823
                                                                    -----------
Total liabilities                                                     2,767,823

Stockholder's deficit
     Common stock; $0.001 par value;
     50,000,000 shares
       authorized 49,999,940 shares issued
     and outstanding                                                     50,000
     Additional paid-in capital                                         585,166
     Treasury stock                                                     (48,950)
     Accumulated deficit                                             (3,353,543)
                                                                    -----------
            Total stockholder's deficit                              (2,767,327)
                                                                    -----------
Total liabilities and stockholder's deficit                         $       496
                                                                    ===========


                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       For the three months ended September 30,
                                                                     -------------------------------------------
                                                                           2004                      2003
                                                                     ----------------           ----------------


Revenues                                                                 $         --           $         --

Cost of revenues                                                         $         --           $         --
                                                                     ----------------           ----------------
     Gross profit (loss)                                                           --                     --

Operating expenses
     General and administrative                                                    --                    257
                                                                     ----------------           ----------------
        Total operating expenses
                                                                                   --                    257
                                                                     ----------------           ----------------
     Loss from operations                                                          --                   (257)

Other expense
     Interest expense                                                         (26,196)               (40,801)
                                                                     ----------------           ----------------
        Total other expense                                                   (26,196)               (40,801)

Net loss                                                                 $    (26,196)          $    (41,058)
                                                                     ================           ================

Basic and diluted loss per common share                                  $      (0.00)          $      (0.00)
                                                                     ================           ================
Basic and diluted weighted average common
     shares outstanding                                                    49,999,940             49,999,940
                                                                     ================           ================

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            For the three months ended September 30,
                                                                     -------------------------------------------------------
                                                                             2004                               2003
                                                                     --------------------               --------------------
Cash flows from operating activities:
     Net loss                                                        $           (26,196)           $         (41,058)

     Adjustments to reconcile net loss to net cash used by operating activities:

        Accretion of discount on convertible debentures                                --                      11,540

     Changes in operating assets and liabilities:

        Other assets                                                                   --                       3,150

        Accounts payable and accrued liabilities                                  26,196                       25,388
                                                                     --------------------               --------------------
           Net cash used by operating activities of continuing

           operations                                                                  --                        (980)

Cash flows from financing activities:

     Principal payments on notes payable to stockholders                               --                        (942)
                                                                     --------------------               --------------------
           Net cash used by financing activities from

           continuing operations                                                       --                        (942)
                                                                     --------------------               --------------------
Net change in cash                                                                     --                      (1,922)

Cash, beginning of period                                                            496                        2,191
                                                                     --------------------               --------------------

Cash, end of period                                                  $               496            $             269
                                                                     ====================               ====================

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

      Going concern - The Company incurred a net loss of approximately $26,000 for the three months ended September 30, 2004. The Company's current liabilities exceed its current assets by approximately $1,924,000 as of September 30, 2004. The Company ceased operations in October 2002 and is considered to be a public shell.

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

      The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. As of September 30, 2004, there were no costs and estimated earnings in excess of billings on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

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

      Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company granted no warrants or options to employees for the three months ended September 30, 2004 and 2003.

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

2.    RELATED PARTY TRANSACTIONS

      Note payable to stockholders - As of September 30, 2004, the Company has a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is in default as of the date of this report.

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

      On February 22, 2002, the Company issued a Secured Convertible Debenture to Cornell in the principal amount of $250,000. This Debenture has a term of 2 years (currently in default) and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company's option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell is entitled to voluntarily convert the Debentures to common shares of the Company on or after February 22, 2002. These Debentures are convertible into shares of the Company's common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 trading days prior to conversion.

4.    COMMITMENTS AND CONTINGENCIES

      Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of September 30, 2004, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,293,136.

      Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of September 30, 2004, the outstanding payroll tax payable balance was $115,736.

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

Results of Operations For the Three Months Ended September 30, 2004, As Compared To The Three Months Ended September 30, 2003.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

      Operating Expense. For the three months ended September 30, 2004, we had total operating expenses of $--, as compared to total operating expenses of $257 for the three months ended September 30, 2003, a decrease of $257.

      Interest Expense. For the three months ended September 30, 2004, we had interest expense of approximately $26,000 as compared to approximately $41,000 for the three months ended September 30, 2003, a decrease of approximately $15,000 or 36%.

      Net Loss. For the three months ended September 30, 2004, we had a net loss of approximately $26,000 as compared to a net loss of approximately $41,000 for the three months ended September 30, 2003, a decrease of approximately $15,000 or 36%.

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $26,000 for the three months ended September 30, 2004. The Company's current liabilities exceeded our current assets by approximately $1,924,000 as of September 30, 2004.

Related Party Transactions

      Note payable to stockholders - As of September 30, 2004, the Company had a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of September 30, 2004, the Company had an accumulated deficit of $3,353,543.

      Discontinued operations

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Equity Line is available to the Company at this time. The Company is considered to be a public shell

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2004 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit of approximately $1,924,000 as of September 30, 2004, which means that our current liabilities as of that date exceeded our current assets by approximately $1,924,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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

Date:    March 15, 2006                LITE KING CORPORATION

                                       By: /s/ David L. Norris
                                           -------------------------------------
                                             David L. Norris
                                             President, Chief Executive Officer,
                                             and Chief Financial Officer