Form 10QSB
period 2004-12-31
LITE KING CORP
filed 2006-03-16
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


            |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2004

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

      There were 49,999,940 shares of common stock outstanding as of December 31, 2004.

                                TABLE OF CONTENTS

PART I.

Item 1. Financial Statements
        Condensed Balance Sheet - December 31, 2004  (unaudited)              4

        Condensed Statements of Operations - For the Three Months
        Ended December 31, 2003 and 2004 (unaudited)                          5

        Condensed Statements of Operations - For the Six Months
        Ended December 31, 2003 and 2004 (unaudited)                          5

        Condensed Statements of Cash Flows - For the Six Months
        Ended December 31, 2003 and 2004 (unaudited)                          6

        Notes to Condensed Financial Statements (unaudited)                   7

Item 2. Management's Plan of Operations and Discussion and
        Analysis                                                             10

Item 3. Controls and Procedures                                              14

PART II.                        OTHER INFORMATION

Item 1. Legal Proceedings                                                    14

Item 2. Changes in Securities and Use of Proceeds                            14

Item 3. Defaults upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6. Exhibits and Reports on Form 8-K                                     14

        Signatures                                                           15

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


         Financial Information

                              LITE KING CORPORATION
                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2004
                                   (UNAUDITED)



                                     ASSETS

Current assets
   Cash                                                         $           496
                                                                ---------------
     Total current assets                                                   496
                                                                ---------------

Total assets                                                    $           496
                                                                ===============

              LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
   Accounts payable and accrued liabilities                     $     1,319,332
   Convertible debentures - related parties - current portion           400,000
   Convertible debentures - current portion                              87,854
   Note payable to stockholders                                         143,010
                                                                ---------------
     Total current liabilities                                        1,950,196

Long-term liabilities
   Convertible debentures - long-term portion                           843,823
                                                                ---------------

Total liabilities                                                     2,794,019

Stockholder's deficit
   Common stock; $0.001 par value; 50,000,000 shares
     authorized 49,999,940 shares issued and outstanding                 50,000
   Additional paid-in capital                                           790,511
   Treasury stock                                                       (48,950)
   Loan fees related to equity line                                    (205,345)
   Accumulated deficit                                               (3,379,739)
                                                                ---------------
     Total stockholder's deficit                                     (2,793,523)
                                                                ---------------

Total liabilities and stockholder's deficit                     $           496
                                                                ===============

                   See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       For the three months        For the six months
                                        ended December 31,          ended December 31,
                                     ------------------------    ------------------------
                                        2004         2003           2004          2003
                                     ----------    ----------    ----------    ----------
Revenues                             $       --    $       --    $       --    $       --

Cost of revenues                             --            --            --            --
                                     ----------    ----------    ----------    ----------
   Gross profit (loss)                       --            --            --            --

Operating expenses
   General and administrative                --            --            --           257
                                     ----------    ----------    ----------    ----------
     Total operating expenses                --            --            --           257
                                     ----------    ----------    ----------    ----------

   Loss from operations                      --            --            --          (257)

Other expense
   Interest expense                     (26,196)      (40,531)      (52,392)      (81,332)
                                     ----------    ----------    ----------    ----------
     Total other expense                (26,196)      (40,531)      (52,392)      (81,332)

Net loss                             $  (26,196)   $  (40,531)   $  (52,392)   $  (81,589)
                                     ==========    ==========    ==========    ==========
Basic and diluted loss per
   common share                      $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)
                                     ==========    ==========    ==========    ==========
Basic and diluted weighted average
   common shares outstanding         49,999,940    49,999,940    49,999,940    49,999,940
                                     ==========    ==========    ==========    ==========

                   See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           For the six months
                                                           ended December 31,
                                                         ----------------------
                                                            2004        2003
                                                         ---------    ---------

Cash flows from operating activities:
    Net loss                                             $ (52,392)   $ (81,589)

    Adjustments to reconcile net income
     loss to net cash used by operating activities:
      Accretion of discount on convertible debentures           --       23,081
    Changes in operating assets and liabilities:
      Other assets                                              --        6,301
      Accounts payable and accrued liabilities              52,392       51,454
                                                         ---------    ---------
         Net cash used by operating activities of
           continuing operations                                --         (753)

Cash flows from financing activities:
    Principal payments on notes payable to
      stockholders                                              --         (942)
    Principal payments on notes payable                         --           --
    Principal payments on capital lease obligations             --           --
                                                         ---------    ---------
         Net cash used by financing activities from
         continuing operations                                  --         (942)
                                                         ---------    ---------
Net change in cash                                              --       (1,695)

Cash, beginning of period                                      496        2,191
                                                         ---------    ---------

Cash, end of period                                      $     496    $     496
                                                         =========    =========

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

     Going concern - The Company incurred a net loss of approximately $52,000 for the six months ended December 31, 2004. The Company's current liabilities exceed its current assets by approximately $1,950,000 as of December 31, 2004. The Company ceased operations in October 2002 and is considered to be a public shell.

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

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. As of December 31, 2004, there were no costs and estimated earnings in excess of billings on uncompleted contracts, nor billings in excess of costs and estimated earnings on uncompleted contracts.

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

     Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company granted no warrants or options to employees for the three months ended December 31, 2004 and 2003.

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

2.   RELATED PARTY TRANSACTIONS

     Note payable to stockholders - As of December 31, 2004, the Company has a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is in default as of the date of this report.

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

4.   COMMITMENTS AND CONTINGENCIES

     Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of December 31, 2004, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,319,332.

     Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of December 31, 2004, the outstanding payroll tax payable balance was $115,736.

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

Results of Operations For the Three Months Ended December 31, 2004, As Compared To The Three Months Ended December 31, 2003.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

      Operating Expense. For the three months ended December 31, 2004 and 2003, we had no operating expenses.

      Interest Expense. For the three months ended December 31, 2004, we had interest expense of approximately $26,000 as compared to approximately $41,000 for the three months ended December 31, 2003, a decrease of $15,000 or 37%.

      Net Loss. For the three months ended December 31, 2004, we had a net loss of approximately $26,000 as compared to a net loss of approximately $41,000 for the three months ended December 31, 2003, a decrease of approximately $15,000 or 37%.

Results of Operations For the Six Months Ended December 31, 2004, As Compared To The Six Months Ended December 31, 2003.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

      Operating Expense. For the six months ended December 31, 2004, we had total operating expenses of $-- as compared to total operating expenses of $257 for the six months ended December 31, 2003, a decrease of $257 or 100%.

      Interest Expense. For the six months ended December 31, 2004, we had interest expense of approximately $52,000 as compared to approximately $81,000 for the six months ended December 31, 2003, a decrease of $29,000 or 36%.

      Net Loss. For the six months ended December 31, 2004, we had a net loss of approximately $52,000 as compared to a net loss of approximately $82,000 for the six months ended December 31, 2003, a decrease of approximately $30,000 or 37%.


LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $52,000 for the six months ended December 31, 2004. The Company's current liabilities exceeded our current assets by approximately $1,950,000 as of December 31, 2004.

Related Party Transactions

      Note payable to stockholders - As of December 31, 2004, the Company had a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of December 31, 2004, the Company had an accumulated deficit of $3,379,523.

Discontinued operations

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Equity Line is available to the Company at this time. The Company is considered to be a public shell

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2004 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit of approximately $1,950,000 as of December 31, 2004, which means that our current liabilities as of that date exceeded our current assets by approximately $1,950,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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

     Exhibit      Description
      Number

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

Date:    March 15, 2006               LITE KING CORPORATION

                                      By: /s/ David L. Norris
                                         ---------------------------------------
                                            David L. Norris
                                            President, Chief Executive Officer,
                                            and Chief Financial Officer