Form 10KSB
period 2005-06-30
LITE KING CORP
filed 2006-03-21
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
|X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                    For the fiscal year ended: June 30, 2005

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


           Securities registered pursuant to Section 12(b)of the Act:

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. [ ]

      The Company's revenues during its most recent fiscal year were $-0-

      As of June 30, 2005, there was no aggregate market value of the voting stock held by non-affiliates of the registrant due to the fact that there was no trading market in the shares of the registrant.

      The number of shares of common stock, $.001 par value, outstanding as of June 30, 2005: 49,999,940.

                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                      ------
PART I

Item 1.      Description of Business ................................................................................    3

Item 2.      Description of Property ................................................................................    3

Item 3.      Legal Proceedings ......................................................................................    4

Item 4.      Submission of Matters to a Vote of Security Holders ....................................................    4

PART II

Item 5.      Market For Common Equity and Related Stockholder Matters  ..............................................    4

Item 6.      Management's Discussion and Analysis or Plan of Operations .............................................    5

Item 7.      Financial Statements ...................................................................................   F1

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................   12

Item 8A.     Controls and Procedures ................................................................................   12

Item 8B.     Other Information ......................................................................................   12

PART III

Item 9.      Directors and Executive Officers  ......................................................................   12

Item 10.     Executive Compensation .................................................................................   13

Item 11      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .........   13

Item 12.     Certain Relationships and Related Transactions .........................................................   14

Item 13.     Exhibits, Lists and Reports on Form 8-K ................................................................   14




             Signatures .............................................................................................   14

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

ITEM 3.  LEGAL PROCEEDINGS

      The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense was included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2005, the outstanding payroll tax payable balance was $115,736.

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

                                             High Bid       Low Bid

Quarter ended September 30, 2002              .005          .004
Quarter ended December 31, 2002               .002          .002
Quarter ended March 31, 2003                  .002          .002
Quarter ended June 30, 2003                      *             *
Quarter ended September 30, 2003                 *             *
Quarter ended December 31, 2003               .002          .002
Quarter ended March 31, 2004                  .002          .002
Quarter ended June 30, 2004                   .002          .002
Quarter ended September 30, 2004                 *             *
Quarter ended December 31, 2004              .0001         .0001
Quarter ended March 31, 2005                 .0001         .0001
Quarter ended June 30, 2005                  .0001         .0001

*There were no pink sheet market makers for the Company's common stock; therefore, no price information was available.

      Number of outstanding shares on June 30, 2005 was 49,999,940.

      Dividends - The Company has not paid any dividends since its inception.


                            DESCRIPTION OF SECURITIES

Common Stock

      Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2005, 49,999,940 shares of common stock were issued and outstanding.

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

Stock Options and Warrants

      No options or warrants were granted for the years ended June 30, 2005 and 2004.

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

Current Plan

      Management's plan is to locate an operating company to acquire.

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

      As of June 30, 2005, the Company had available net operating loss carryforwards that would expire in various periods through 2025. Such losses might not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company had established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

      Fair value of financial instruments - The carrying values of our financial instruments approximate their fair value.

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

Commitments And Contingencies

      Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company was obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and had classified these transactions as secured borrowings. The agreement allowed the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever was less. A factoring fee of 1% each 30 days was charged on face value of each financed invoice. Additional fee included finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation would occur after four business days. The term was based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of June 30, 2005, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,371,264. When the Company ceased operations in October, 2002 no further borrowing were available.

      Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit had entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense was included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2005, the outstanding payroll tax payable balance was $115,736.

      NEW ACCOUNTING PRONOUNCEMENTS:

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

      Financial Accounting Standards Board Interpretation No. 46 revised Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The implementation of Interpretation No. 46 did not have a material effect on the Company's financial statements.

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

      SFAS No. 151, Inventory Costs, amends the guidance in ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The impact of adoption of this statement is not expected to be significant.

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

      SFAS No. 154, Accounting Changes, replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The impact of adoption of this statement is not expected to be significant.

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

Results of Operations For the Year Ended June 30, 2005, As Compared To The Year Ended June 30, 2004.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue for the years ended June 30, 2005 and 2004.

      Operating Expense. For the year ended June 30, 2005, we had total operating expenses of approximately $64,000 as compared to total operating expenses of $257 for the year ended June 30, 2004, an increase of approximately $64,000 or 100%.

      Interest Expense. For the year ended June 30, 2005, we had interest expense of approximately $105,000 as compared to approximately $141,000 for the year ended June 30, 2004, a decrease of approximately $36,000 or 26%.

      Net Loss. For the year ended June 30, 2005, we had a net loss of approximately $169,000 as compared to a net loss of approximately $142,000 for the year ended June 30, 2004, an increase of approximately $27,000 or 19%.

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $169,000 for the year ended June 30, 2005. The Company's current liabilities exceeded our current assets by approximately $2,067,000 as of June 30, 2005.

Related Party Transactions

      Note payable to stockholders - As of June 30, 2005, the Company had a note payable totaling $143,010 due to two principal stockholders, Mr. Wallace Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of June 30, 2005, the Company had an accumulated deficit of $3,496,663.

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Equity Line is available to the Company at this time. The Company is considered to be a public shell

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2005 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit of approximately $2,067,000 as of June 30, 2005, which means that our current liabilities as of that date exceeded our current assets by approximately $2,067,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2005 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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

ITEM 7.  FINANCIAL STATEMENTS

      The Financial Statements are set forth on pages F-1 to F-11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A.  CONTROLS AND PROCEDURES

      Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

      Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended June 30, 2005, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

      None.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

      The executive officers and director of the Company as of March 17, 2006 are as follows:

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

      Former Executive Officers and Directors:
      ----------------------------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Notes payable - related parties consisted of the following as of June 30, 2005:

Note payable to stockholders - Note payable due to two principal  stockholders,  Mr. Wally  Pennington and
  Mr. Robert  Personett,  the Company's former officers and directors,  which was secured by the Company's assets,  bearing interest at 6% per annum,  with principal and interest due on August 2, 2002. This note
  payable is in default as of the date of this report.                                                          $   143,010

Convertible  debentures - former  officers/directors  and  debenture  holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington,  Mr. Robert
  Personett,  Mrs.  Christine  Personett,  and Mr. Mike Murphy.  Mr.  Pennington  and Mr.  Personett  were former officers and directors of the Company.  Mrs.  Personett was related to Mr. Personett.  Mr. Murphy was a debenture  holder.  The debentures mature in two years (currently in default) and bear interest at twelve percent  annually,  payable  annually.  The holder of a Debenture will have the right at any time after  thirty days from the  issuance  until  maturity to  voluntarily  convert to common  shares of the issuer at $2.00 per  share.  The  Debenture  holder  will be forced to  convert  to common  stock if the common stock is trading in an over-the-counter  market or on a listed exchange and the average bid price of the common  stock on the issuer has  maintained  a price of two  dollars per share or higher for five
  consecutive trading five consecutive trading days.                                                            $   400,000
                                                                                                                ------------
Total                                                                                                           $   543,010
                                                                                                                ============

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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      Reports On Form 8-K:

      Current Report on Item 4 - Change in Registrant's Certifying Accountant, effective January 2, 2005, was filed on January 31, 2006. (amended on March 10,
2006)


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2006                   LITE KING CORP.

                                       By: /s/ David L. Norris
                                          --------------------------------------
                                          David  L. Norris
                                          President, Chief Executive Officer,
                                          and Chief Financial Officer

Table of Contents

                                 LITE KING CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Report of Independent Registered Accounting Firm                                                F-2

Balance Sheet as of June 30, 2005                                                               F-3

Statements of Operations for the Years Ended June 30, 2004 and 2005                             F-4

Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2004 and 2005        F-5

Statements of Cash Flows for the Years Ended June 30, 2004 and 2005                             F-6

Notes to Financial Statements                                                                   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the board of directors and stockholders
Lite King Corporation
Bradenton, Florida

We have audited the accompanying balance sheet of Lite King Corporation as of June 30, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lite King Corporation as of June 30, 2005, and the results of its activities and cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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


L.L. Bradford & Company, LLC
March 17, 2006
Las Vegas, Nevada

                              LITE KING CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2005


                                     ASSETS

Current assets
  Cash                                                              $        --
                                                                    -----------
    Total current assets                                                     --
                                                                    -----------
Total assets                                                        $        --
                                                                    ===========
                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                          $ 1,435,760
  Note payable to stockholders                                          143,010
  Convertible debentures - related parties -
  current portion                                                       400,000
  Convertible debentures - current portion                               87,854
                                                                    -----------
    Total current liabilities                                         2,066,624

Long-term liabilities
  Convertible debentures - long-term portion                            843,823
                                                                    -----------
Total liabilities                                                     2,910,447

Stockholder's deficit
  Common stock; $0.001 par value; 50,000,000 shares
   authorized 49,999,940 shares issued
   and outstanding                                                       50,000
  Additional paid-in capital                                            585,166
  Treasury stock                                                        (48,950)
  Accumulated deficit                                                (3,496,663)
                                                                    -----------
    Total stockholder's deficit                                      (2,910,447)
                                                                    -----------
Total liabilities and stockholder's deficit                         $        --
                                                                    ===========



                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                            STATEMENTS OF OPERATIONS

                                                     For the year ended June 30,
                                                   -----------------------------------
                                                       2005                   2004
                                                   ------------           ------------
Revenues                                           $         --           $         --

Cost of revenues                                             --                     --
                                                   ------------           ------------
  Gross profit (loss)                                        --                     --

Operating expenses
  General and administrative                             64,496                    257
                                                   ------------           ------------
    Total operating expenses                             64,496                    257
                                                   ------------           ------------
  Loss from operations                                  (64,496)                  (257)

Other expense
  Interest expense                                     (104,821)              (141,274)
                                                   ------------           ------------
    Total other expense                                (104,821)              (141,274)
                                                   ------------           ------------
Net loss                                           $   (169,317)          $   (141,531)
                                                   ============           ============
Basic and diluted loss per common share            $      (0.00)          $      (0.00)
                                                   ============           ============
Basic and diluted weighted average common
 shares outstanding                                  49,999,940             49,999,940
                                                   ============           ============



                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                 Common Stock                                                                   Total
                          ---------------------------      Additional       Treasury       Accumulated      Stockholder's
                             Shares          Amount     Paid-in Capital      Stock           Deficit           Deficit
                          -----------     -----------   ---------------   -----------      -----------      -------------
Balance, June 30, 2003     49,999,940     $    50,000     $   585,166     $   (48,950)     $(3,185,814)     $(2,599,598)
Net loss                           --              --              --              --         (141,531)        (141,531)
                          -----------     -----------     -----------     -----------      -----------      -----------
Balance, June 30, 2004     49,999,940     $    50,000     $   585,166     $   (48,950)     $(3,327,345)     $(2,741,129)
Net loss                           --              --              --              --         (169,317)        (169,317)
                          -----------     -----------     -----------     -----------      -----------      -----------
Balance, June 30, 2005     49,999,940     $    50,000     $   585,166     $   (48,950)     $(3,496,663)     $(2,910,446)
                          ===========     ===========     ===========     ===========      ===========      ===========



                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                    For the year ended June 30,
                                                                                  -----------------------------
                                                                                     2005                2004
                                                                                  ---------           ---------
Cash flows from operating activities:
  Net loss                                                                        $(169,317)          $(141,531)

  Adjustments to reconcile loss to net cash used by operating activities:
    Accretion of discount on convertible debentures                                      --              29,729
  Changes in operating assets and liabilities:
    Change in other assets                                                               --               8,116
    Change in accounts payable and accrued liabilities                              169,317             102,933
                                                                                  ---------           ---------
      Net cash used by operating activities from continuing operations                   --                (753)
                                                                                  ---------           ---------
Cash flows from financing activities:
  Principal payments on notes payable to stockholders                                    --                (942)
                                                                                  ---------           ---------
Net cash used by financing activities from continuing operations                         --                (942)
                                                                                  ---------           ---------
Net change in cash                                                                       --              (1,695)

Cash, beginning of period                                                               496               2,191
                                                                                  ---------           ---------
Cash, end of period                                                               $      --           $     496
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

      Going concern - The Company incurred a net loss of approximately $169,000 for the year ended June 30, 2005. The Company's current liabilities exceed its current assets by approximately $2,066,000 as of June 30, 2005. Additionally, the Company discontinued their operations beginning October 1, 2002.

      Management's plan is to locate an operating company to acquire.

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

      As of June 30, 2005, the Company has available net operating loss carryforwards that will expire in various periods through 2025. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

      The Company granted no warrants or options to employees for the years ended June 30, 2005 and 2004.

      Fair value of financial instruments - The carrying values of our financial instruments approximate their fair values.

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

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      New accounting pronouncements - SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective July 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

      Financial Accounting Standards Board Interpretation No. 46 revised Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The implementation of Interpretation No. 46 did not have a material effect on the Company's financial statements.

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

      SFAS No. 151, Inventory Costs, amends the guidance in ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The impact of adoption of this statement is not expected to be significant.

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

      SFAS No. 154, Accounting Changes, replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The impact of adoption of this statement is not expected to be significant.

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

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

2.    RELATED PARTY TRANSACTIONS

      Note payable to stockholders - As of June 30, 2005, the Company has a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is in default as of the date of this report.

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

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

4.    COMMITMENTS AND CONTINGENCIES

      Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of June 30, 2005, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,371,264.

      Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2005, the outstanding payroll tax payable balance was $115,736.

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