Form 10QSB
period 2005-12-31
LITE KING CORP
filed 2006-03-22
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act
                                    of 1934

                For the quarterly period ended December 31, 2005

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

      There were 49,999,940 shares of common stock outstanding as of December 31, 2005.

                                TABLE OF CONTENTS

PART I.

Item 1. Financial Statements
         Condensed Balance Sheet - December 31, 2005  (unaudited)             4

         Condensed Statements of Operations - For the Three Months
            Ended December 31, 2004 and 2005 (unaudited)                      5

         Condensed Statements of Operations - For the Six Months
            Ended December 31, 2004and 2005 (unaudited)                       5

         Condensed Statements of Cash Flows - For the Six Months
            Ended December 31, 2004 and 2005 (unaudited)                      6

         Notes to Condensed Financial Statements (unaudited)                  7

Item 2.  Management's Plan of Operations and Discussion and Analysis         10

Item 3.  Controls and Procedures                                             13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 2.  Changes in  Securities and Use of Proceeds                          14

Item 3.  Defaults upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

         Signatures                                                          14

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


         Financial Information

                              LITE KING CORPORATION
                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2005
                                   (UNAUDITED)


                                     ASSETS

Current assets
    Cash                                                           $        --
                                                                   -----------
      Total current assets                                                  --
                                                                   -----------

Total assets                                                       $        --
                                                                   ===========

                     LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                       $ 1,493,635
    Convertible debentures - related parties - current portion         400,000
    Convertible debentures - current portion                            87,854
    Note payable to stockholders                                       143,010
                                                                   -----------
      Total current liabilities                                      2,124,499

Long-term liabilities
    Convertible debentures - long-term portion                         843,823
                                                                   -----------

Total liabilities                                                    2,968,322

Stockholder's deficit
    Common stock; $0.001 par value; 50,000,000 shares
      authorized 49,999,940 shares issued and outstanding               50,000
    Additional paid-in capital                                         585,166
    Treasury stock                                                     (48,950)
    Accumulated deficit                                             (3,554,538)
                                                                   -----------
      Total stockholder's deficit                                   (2,968,322)
                                                                   -----------

Total liabilities and stockholder's deficit                        $        --
                                                                   ===========

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For the three months ended                 For the six months ended
                                                          December 31,                              December 31,
                                              -----------------------------------      -------------------------------------
                                                  2005                   2004              2005                      2004
                                              ------------           ------------      ------------             ------------
Revenues                                      $         --           $         --      $         --             $         --

Cost of revenues                                        --                     --                --                       --
                                              ------------           ------------      ------------             ------------

   Gross profit (loss)                                  --                     --                --                       --

Operating expenses
   General and administrative                        3,000                     --             6,000                       --
                                              ------------           ------------      ------------             ------------
     Total operating expenses                        3,000                     --             6,000                       --
                                              ------------           ------------      ------------             ------------

   Loss from operations                             (3,000)                    --            (6,000)                      --

Other expense
   Interest expense                                (25,938)               (26,196)          (51,875)                 (52,392)
                                              ------------           ------------      ------------             ------------
     Total other expense                           (25,938)               (26,196)          (51,875)                 (52,392)

Net loss                                      $    (28,938)          $    (26,196)     $    (57,875)            $    (52,392)
                                              ============           ============      ============             ============

Basic and diluted loss per common share       $      (0.00)          $      (0.00)     $      (0.00)            $      (0.00)
                                              ============           ============      ============             ============

Basic and diluted weighted average common
   shares outstanding                           49,999,940             49,999,940        49,999,940               49,999,940
                                              ============           ============      ============             ============

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the six months ended December 31,
                                                                               -------------------------------------
                                                                                  2005                       2004
                                                                               ---------                   ---------
Cash flows from operating activities:
    Net loss                                                                   $ (57,875)                  $ (52,392)

    Adjustments to reconcile net income loss to net cash used by operating activities:
      Accretion of discount on convertible debentures                                 --                          --
    Changes in operating assets and liabilities:
      Other assets                                                                    --                          --
      Accounts payable and accrued liabilities                                    57,875                      52,392
                                                                               ---------                   ---------
         Net cash used by operating activities of continuing
         operations                                                                   --                          --
                                                                               ---------                   ---------

Net change in cash                                                                    --                          --

Cash, beginning of period                                                             --                         496
                                                                               ---------                   ---------

Cash, end of period                                                            $      --                   $     496
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

      Going concern - The Company incurred a net loss of approximately $58,000 for the six months ended December 31, 2005. The Company's current liabilities exceed its current assets by approximately $2,124,000 as of December 31, 2005. The Company ceased operations in October 2002 and is considered to be a public shell.

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

      Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company granted no warrants or options to employees for the three months ended December 31, 2005 and 2004.

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

2.    RELATED PARTY TRANSACTIONS

      Note payable to stockholders - As of December 31, 2005, the Company has a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is in default as of the date of this report.

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

4.    COMMITMENTS AND CONTINGENCIES

      Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of December 31, 2005, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,493,635.

      Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of December 31, 2005, the outstanding payroll tax payable balance was $115,736.

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

      Results of Operations For the Three Months Ended December 31, 2005, As Compared To The Three Months Ended December 31, 2004.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

      Operating Expense. For the three months ended December 31, 2005, we had total operating expenses of $3,000 as compared to $-- for the three months ended December 31, 2004, an increase of $3,000 or 100%.

      Interest Expense. For the three months ended December 31, 2005 and 2004, we had interest expense of approximately $26,000 in each period.

      Net Loss. For the three months ended December 31, 2005 and 2004, we had a net loss of approximately $29,000 and $26,000 respectively.

Results of Operations For the Six Months Ended December 31, 2005, As Compared To The Six Months Ended December 31, 2004.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

      Operating Expense. For the six months ended December 31, 2005 and 2004, we had total operating expenses of $6,000 and none respectively, an increase of $6,000 or 100%.

      Interest Expense. For the six months ended December 31, 2005 and 2004, we had interest expense of approximately $52,000 in each period.

      Net Loss. For the six months ended December 31, 2005 and 2004, we had a net loss of approximately $58,000 and $52,000 respectively, an increase of $6,000 or 100%.

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $58,000 for the six months ended December 31, 2005. The Company's current liabilities exceeded our current assets by approximately $2,124,000 as of December 31, 2005.

Related Party Transactions

      Note payable to stockholders - As of December 31, 2005, the Company had a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of December 31, 2005, the Company had an accumulated deficit of $3,554,538.

      Discontinued operations

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Equity Line is available to the Company at this time. The Company is considered to be a public shell

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2005 Were Not Sufficient To Satisfy Our Current Liabilities

         We had a working capital deficit of approximately $2,124,000 as of December 31, 2005, which means that our current liabilities as of that date exceeded our current assets by approximately $2,124,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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

      Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2005, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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