Form 10QSB
period 2006-03-31
LITE KING CORP
filed 2006-05-15
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

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

      There were 49,999,940 shares of common stock outstanding as of March 31, 2006.

                                TABLE OF CONTENTS

PART I.

Item 1.   Financial Statements

          Condensed Balance Sheet - March  31, 2006  (unaudited)                                                    4

          Condensed Statements of Operations - For the Three Months Ended March 31, 2005 and 2006 (unaudited)       5

          Condensed Statements of Operations - For the Nine Months Ended March 31, 2005 and 2006 (unaudited)        5

          Condensed Statements of Cash Flows - For the Nine Months Ended March 31, 2005 and 2006 (unaudited)        6

          Notes to Condensed Financial Statements (unaudited)                                                       7

Item 2.   Management's Plan of Operations and Discussion and Analysis                                              10

Item 3.   Controls and Procedures                                                                                  14

PART II.                                   OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                        14

Item 2.   Changes in  Securities and Use of Proceeds                                                               14

Item 3.
          Defaults upon Senior Securities                                                                          14

Item 4.   Submission of Matters to a Vote of Security Holders                                                      14

Item 5.   Other Information                                                                                        15

Item 6.   Exhibits and Reports on Form 8-K                                                                         15

          Signatures                                                                                               15

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


         Financial Information

                                     ASSETS

Current assets

    Cash                                                           $      --
                                                                   -----------
      Total current assets                                                --
                                                                   ===========

Total assets                                                       $      --
                                                                   ===========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
    Accounts payable and accrued liabilities                       $ 1,455,643
    Convertible debentures - related parties - current portion         400,000
    Convertible debentures - current portion                           931,677
    Due to shareholders                                                 92,346
    Notes payable to stockholders                                      143,010
                                                                   -----------
      Total current liabilities                                      3,022,676

Long-term liabilities
    Convertible debentures - long-term portion                            --
                                                                   -----------

Total liabilities                                                    3,022,676

Stockholder's deficit
    Common stock; $0.001 par value; 50,000,000 shares
      authorized 49,999,940 shares issued and outstanding               50,000
    Additional paid-in capital                                         585,166
    Treasury stock                                                     (48,950)
    Accumulated deficit                                             (3,608,892)
                                                                   -----------
      Total stockholder's deficit                                   (3,022,676)
                                                                   -----------
Total liabilities and stockholder's deficit                        $      --
                                                                   ===========


            See Accompanying Notes to Condensed Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               For the three months             For the nine months
                                                   ended March 31,                 ended March 31,
                                            ----------------------------    ----------------------------
                                                2006            2005            2006           2005
                                            ------------    ------------    ------------    ------------
Revenues                                    $       --      $       --      $       --      $       --

Cost of revenues                                    --              --              --              --
                                            ------------    ------------    ------------    ------------

   Gross profit (loss)                              --              --              --              --

Operating expenses
   General and administrative                     28,596            --            34,596            --
                                            ------------    ------------    ------------    ------------
     Total operating expenses                     28,596            --            34,596            --
                                            ------------    ------------    ------------    ------------

   Loss from operations                          (28,596)           --           (34,596)           --

Other expense
   Interest expense                              (25,758)        (25,758)        (77,633)        (78,151)
                                            ------------    ------------    ------------    ------------
     Total other expense                         (25,758)        (25,758)        (77,633)        (78,151)

Net loss                                    $    (54,354)   $    (25,758)   $   (112,229)   $    (78,151)
                                            ============    ============    ============    ============

Basic and diluted loss per common share     $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                            ============    ============    ============    ============

Basic and diluted weighted average common
   shares outstanding                         49,999,940      49,999,940      49,999,940      49,999,940
                                            ============    ============    ============    ============





            See Accompanying Notes to Condensed Financial Statements

                       LITE KING CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)



                                                                  For the nine months
                                                                     ended March 31,
                                                                 ----------------------
                                                                   2006         2005
                                                                 ---------    ---------
Cash flows from operating activities:
    Net loss                                                     $(112,229)   $ (78,151)

    Adjustments to reconcile net loss to net cash used
     by operating activities:
      Accretion of discount on convertible debentures                 --           --
    Changes in operating assets and liabilities:
      Other assets                                                    --           --
      Accounts payable and accrued liabilities                      19,883       78,151
      Due to shareholders                                           92,346         --
                                                                 ---------    ---------
         Net cash used by operating activities of continuing
         operations                                                   --           --
                                                                 ---------    ---------

Net change in cash                                                    --           --

Cash, beginning of period                                             --            496
                                                                 ---------    ---------

Cash, end of period                                              $    --      $     496
                                                                 =========    =========



            See Accompanying Notes to Condensed Financial Statements

                              LITE KING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business - Lite King Corporation (hereinafter referred to as the "Company" or "LK") currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. As discussed in Note 7, the Company discontinued their operations beginning October 1, 2002. The Company is considered to be a public shell.

     History -LK was incorporated in New York on January 4, 1990 and was formerly engaged in the manufacture and assembly of wiring devices. During 2000, LK discontinued its manufacturing and assembly business and sold off its business assets to position itself as a merger candidate.

     National Cabling Services, Inc. ("NCSI") was incorporated on June 21, 1995 in the state of Illinois. NCSI's principal business activity was the design and installation of cabling for computer networks.

     On March 16, 2001, the Company merged with NCSI in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, LK issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. LK had 2,484,646 shares issued and outstanding prior to the merger.

     The merger was accounted for as a reverse acquisition since NCSI was the continuing accounting entity under GAAP, as a result of the recapitalization. Accordingly, a recapitalization occurred and no goodwill was recorded and the operating results of LK have been included in the financial statements from the date of consummation of the merger. On this basis, the historical financial statements prior to March 16, 2001 represent the financial statements of NCSI. The historical shareholders' equity accounts of NCSI as of December 31, 2000 have been retroactively restated for all periods presented to reflect the recapitalization.

     Going concern - The Company incurred a net loss of approximately $112,000 for the nine months ended March 31, 2006. The Company's current liabilities exceed its current assets by approximately $3,023,000 as of March 31, 2006. The Company ceased operations in October 2002 and is considered to be a public shell.

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

     Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company granted no warrants or options to employees for the three months ended March 31, 2006 and 2005.

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

2.   RELATED PARTY TRANSACTIONS

     Note payable to stockholders - As of March 31, 2006, the Company had a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is in default as of the date of this report.

     Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett's sister. Mr. Murphy was a debenture holder. The debentures mature in two years (currently in default) and bear interest at twelve percent annually, payable annually. The holder of a debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days.

 3.  CONVERTIBLE DEBENTURES

     On February 7, 2002, pursuant to an Equity Line of Credit Agreement (See
     Note 5), the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partner, LP ("Cornell") under an Equity Line of Credit Agreement (See Note 5). This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company initially accounted for this transaction as a long-term liability, now current, and "Loan fees related to equity line of credit" which were to be amortized over the life of the Credit Agreement. However, as discussed in Note 5, the Equity Line of Credit Agreement was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized.

     On February 22, 2002, the Company issued a Secured Convertible Debenture (the "Debenture") to Cornell in the principal amount of $250,000. This Debenture has a term of 2 years (currently in default) and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company's option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell is entitled to voluntarily convert the Debentures to common shares of the Company on or after February 22, 2002. This Debenture is convertible into shares of the Company's common stock at a conversion price equal to either
     (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 trading days prior to conversion.

4.   DUE TO SHAREHOLDERS

     During the period ended March 31, 2006 Cornell, a significant shareholder, has provided funds to pay professional fees in the amount of $92,346. The funds are "unsecured, non-interest bearing and due on demand."

5.   COMMITMENTS AND CONTINGENCIES

     Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the Sale and Purchase Agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The Sale and Purchase Agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of March 31, 2006, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling approximately $1,456,000.

     Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of March 31, 2006, the outstanding payroll tax payable balance was $115,736.

6.   EQUITY LINE OF CREDIT AGREEMENT

     On February 14, 2002, the Company entered into an Equity Line of Credit Agreement ("Credit Agreement") with Cornell. Pursuant to the Credit Agreement, the Company may, at its discretion, periodically draw funds up to $20,000,000 from issuance of its common stock. For each share of common stock purchased under the Equity Line of Credit, Cornell will pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The Company is entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement with respect to the equity line of credit shares. The amount of each subsequent advance received by the Company is subject to an aggregate maximum advance amount of $500,000 in any thirty-day period thereafter. Furthermore, the Company is required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Credit Agreement. The term of the Credit Agreement is thirty-six months beginning on the date the SEC declares that SB-2 effective and subject to termination at the sole discretion of the Company and subject to certain events. Credit Agreement is no longer available.

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

          This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "forecasts," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "see," "target," "projects," "position," or "continue" or the negative of such terms and other comparable terminology. These statements reflect our current expectations, estimates, and projections. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual events or results may differ materially from what is expressed or forecasted in these forward-looking statements. We disclaim any intention or obligation to update any forward-looking statement.

          On March 9, 2001, Lite King Corporation (the "Company" or "LK") entered into a written merger agreement to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation ("National Cabling") which provided professional design and installation of structured cable systems and electronics in support of high speed telecommunication services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The share exchange and business reorganization pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. The Agreement and Plan of Merger ("Agreement") called for the merger of National Cabling with a wholly owned subsidiary of the Company, King Cabling Corp; the exchange of all outstanding common shares of National Cabling for common shares of the Company; and the resignation of the existing Board of Directors and Officers of the Company and the appointment of three members of National Cabling's Board of Directors and Officers to fill their unexpired terms. The agreement called for a shareholder meeting to be called as soon as practicable to ratify the new Board of Directors' appointments. Lite King functioned as the parent company for National Cabling Services, Inc.

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

Results of Operations For the Three Months Ended March 31, 2006, As Compared To The Three Months Ended March 31, 2005.

          Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

          Operating Expense. For the three months ended March 31, 2006, we had total operating expenses of approximately $29,000 as compared to $0 for the three months ended March 31, 2005, an increase of approximately $29,000 or 100%.

          Interest Expense. For the three months ended March 31, 2006 and 2005, we had interest expense of approximately $26,000 in each period.

          Net Loss. For the three months ended March 31, 2006 and 2005, we had a net loss of approximately $54,000 and $26,000, an increase of approximately $28,000 or 108%.

Results of Operations For the Nine Months Ended March 31, 2006, As Compared To The Nine Months Ended March 31, 2005.

          Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

          Operating Expense. For the nine months ended March 31, 2006, we had total operating expenses of approximately $35,000 as compared to total operating expenses of $0 for the nine months ended March 31, 2005, an increase of approximately $35,000 or 100%.

          Interest Expense. For the nine months ended March 31, 2006 and 2005, we had interest expense of approximately $78,000 in each period.

          Net Loss. For the nine months ended March 31, 2006, we had a net loss of approximately $112,000 as compared to a net loss of approximately $78,000 for the nine months ended March 31, 2005, an increase of approximately $34,000 or 43.6%.


LIQUIDITY AND CAPITAL RESOURCES

          The Company incurred a net loss of approximately $54,000 for the three months ended March 31, 2006 and approximately $112,000 for the nine months ended March 31, 2006. The Company's current liabilities exceeded our current assets by approximately $3,023,000 as of March 31, 2006.

Related Party Transactions

          Note payable to stockholders - As of March 31, 2006, the Company had a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

          Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett's sister. Mr. Murphy was a debenture holder. The debentures mature in two years, which are currently in default, and bear interest at twelve percent annually, payable annually. The holder of a debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days.

Convertible Debentures

          On February 7, 2002, pursuant to an Equity Line of Credit Agreement, the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partners, LP ("Cornell") under an Equity Line of Credit Agreement. This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be due at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company initially accounted for this transaction as a long-term liability, now current, and "Loan fees related to equity line of credit" which were to be amortized over the life of the Credit Agreement. However, the Equity Line of Credit Agreement was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized.

          On February 22, 2002, the Company issued a Secured Convertible Debenture (the "Debenture") to Cornell in the principal amount of $250,000. This debenture had a term of 2 years and bore interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company's option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell is entitled to voluntarily convert the Debentures to common shares of the Company on or after February 22, 2002. This debenture is convertible into shares of the Company's common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 trading days prior to conversion. They are in default now.

          From August 2002 through November 2002, Cornell converted principal totaling $162,146 of the $250,000 debenture and received 41,985,345 shares of the Company's common stock, giving Cornell majority ownership in the Company.

Due to Shareholders

          During the period ended March 31, 2006 Cornell, a significant shareholder, has provided funds to pay professional fees in the amount of $92,346. The funds are "unsecured, non-interest bearing and due on demand".

Equity Line of Credit Agreement

          On February 14, 2002, the Company entered into an Equity Line of Credit Agreement ("Credit Agreement") with Cornell. Pursuant to the Credit Agreement, the Company may, at its discretion, periodically draw funds up to $20,000,000 from issuance of its common stock. For each share of common stock purchased under the Equity Line of Credit, Cornell will pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The Company is entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement with respect to the equity line of credit shares. The amount of each subsequent advance received by the Company is subject to an aggregate maximum advance amount of $500,000 in any thirty-day period thereafter. Furthermore, the Company is required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Credit Agreement. The term of the Credit Agreement is thirty-six months beginning on the date the SEC declares that SB-2 effective and subject to termination at the sole discretion of the Company and subject to certain events. Credit Agreement is no longer available.

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

Discontinued operations

          During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Credit Agreement is available to the Company at this time. The Company is considered to be a public shell.

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

          We Have Historically Lost Money And Losses May Continue In The Future

          On March 16, 2001, Lite King merged with National Cabling Services, Inc. in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. For the quarter ended March 31, 2006 and the nine months ended March 31, 2006 we had a net loss of approximately $54,000 and $112,000 respectively. As of March 31, 2006, the Company had an accumulated deficit of approximately $3,609,000.

          Discontinued operations

          During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Credit Agreement is available to the Company at this time. The Company is considered to be a public shell.

          We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On March 31, 2006 Were Not Sufficient To Satisfy Our Current Liabilities

          We had a working capital deficit of approximately $3,023,000 as of March 31, 2006, which means that our current liabilities as of that date exceeded our current assets by approximately $3,023,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2006 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

          Our Obligations Under The Secured Convertible Debentures Issued to Cornell Capital Partners, Are Secured By All Of Our Assets and we are in default.

          Our obligations under the secured convertible debentures in the principal amount of $250,000 issued to Cornell Capital Partners are secured by all of our assets. As a result, if we default under the terms of these secured convertible debentures, Cornell Capital Partners could foreclose its security interest and liquidate all of the assets of the Company. This would force us to cease our operations as we are in default.

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

ITEM 3.   CONTROLS AND PROCEDURES

          Evaluation Of Disclosure Controls And Procedures

          As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

          Changes In Internal Controls Over Financial Reporting

          In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended March 31, 2006, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Date:     May 12, 2006             LITE KING CORPORATION

                                   By:      /s/ David L. Norris
                                      ------------------------------------------
                                            David L. Norris
                                            President, Chief Executive Officer,
                                            and Chief Financial Officer