Form 10KSB
period 2006-06-30
LITE KING CORP
filed 2006-09-28
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of Securities  Exchange Act of
    1934

                    For the fiscal year ended: June 30, 2006

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from         to        .
                                              -------    ------

                         Commission File No. 000-1074267

                                 LITE KING CORP.
                 (Name of Small Business Issuer in Its Charter)


           New York                                 11-2996988
 (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)                Identification No.)

 1940 Harrison St., Suite 305, Hollywood, FL.           33020
  (Address of Principal Executive Offices)            (Zip Code)

                                 (954) 983-2213
                (Issuer's Telephone Number, Including Area Code)

                        FORMER ADDRESS & TELEPHONE NUMBER

     13314 Lost Key Place, Bradenton, FL.                  34202
(Address of Former Principal Executive Offices)          (Zip Code)

                                 (941) 388-9512
             (Former Issuer's Telephone Number, Including Area Code)

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

      As of June 30, 2006, there was no aggregate market value of the voting stock held by non-affiliates of the registrant due to the fact that there was no trading market in the shares of the registrant.

      The number of shares of common stock, $.001 par value, outstanding as of September 15, 2006: 49,999,940.

                                TABLE OF CONTENTS


                                                                           Page
                                                                          -----
PART I

Item 1.      Description of Business .........................................3

Item 2.      Description of Property .........................................3

Item 3.      Legal Proceedings ...............................................4

Item 4.      Submission of Matters to a Vote of Security Holders .............4

PART II

Item 5.      Market For Common Equity and Related Stockholder Matters  ...... 4

Item 6.      Management's Discussion and Analysis or Plan of Operations ..... 5

Item 7.      Financial Statements ...........................................F1

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................................... 12

Item 8A.     Controls and Procedures ........................................12

Item 8B.     Other Information ..............................................12

PART III

Item 9.      Directors and Executive Officers  ..............................12

Item 10.     Executive Compensation .........................................13

Item 11      Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters .................. 13

Item 12.     Certain Relationships and Related Transactions .................13

Item 13.     Exhibits, Lists and Reports on Form 8-K ........................14


             Signatures .....................................................14

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

      On March 9, 2001, Lite King entered into a written merger agreement to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation ("National Cabling"), which provided professional design and installation of structured cable systems and electronics in support of high speed telecommunication services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The share exchange and business reorganization pursuant to
Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. The Agreement and Plan of Merger ("Agreement") called for: (i) the merger of National Cabling with a wholly owned subsidiary of the Company, King Cabling Corp; (ii) the exchange of all outstanding common shares of National Cabling for common shares of the Company; (iii) and the resignation of the existing Board of Directors and Officers of the Company and the appointment of three members of National Cabling's Board of Directors and officers to fill their un-expired terms. The Agreement called for a shareholder meeting to be called as soon as practicable to ratify the new Board of Directors' appointments. Lite King functioned as the parent company for National Cabling Services, Inc.

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

ITEM  3. LEGAL PROCEEDINGS

      The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit entered into an out-of-court settlement, pursuant to which the Company was required to pay $45,000 to settle all claims. This expense was included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2006, the outstanding payroll tax payable balance was $115,736.


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

                                High Bid Low Bid

Quarter ended September 30, 2003        *            *
Quarter ended December 31, 2003        .002         .002
Quarter ended March 31, 2004           .002         .002
Quarter ended June 30, 2004            .002         .002
Quarter ended September 30, 2004        *            *
Quarter ended December 31, 2004        .0001        .0001
Quarter ended March 31, 2005           .0001        .0001
Quarter ended June 30, 2005            .0001        .0001
Quarter ended September 30, 2005        *            *
Quarter ended December 31, 2005         *            *
Quarter ended March 31, 2006            *            *
Quarter ended June 30, 2006             *            *


*There were no pink sheet market makers for the Company's common stock; therefore, no price information was available.

      Number of outstanding shares on June 30, 2006 was 49,999,940.

      Dividends - The Company has not paid any dividends since its inception.


                            DESCRIPTION OF SECURITIES


Common Stock

      Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2006, 49,999,940 shares of common stock were issued and outstanding.

Convertible Debentures

      On February 7, 2002, pursuant to an Equity Line of Credit Agreement, the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partner, LP ("Cornell") under an Equity Line of Credit Agreement. This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which were to be amortized over the life of the Credit Agreement. However, the Equity Line of Credit Agreement was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized. The liability has since become current.

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

      Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett was Mr.
Personett's sister. Mr. Dixon and Mr. Murphy were debenture holders. The debentures mature in two years (currently in default) and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days.

Stock Options and Warrants

      No options or warrants were granted for the years ended June 30, 2006 and 2005.

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

      Through its wholly-owned subsidiary, National Cabling, the Company's services and business activities included providing consulting services for integrating disparate systems, evaluating current systems and developing solutions for evolving technologies. The Company provided design and engineering services for a wide variety of telecommunications infrastructure systems, including inside plant, outside plant, campus environments, wireless RF systems, microwave PP, video distribution, VoIP and PBX systems, fiber optics and aerial cable installations. The Company performed installation services in a wide variety of environments including warehouses, manufacturing plants, campuses, office buildings and multi-site rollouts. Project management was another service provided by the Company.

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the related note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No Equity Line with Cornell is available to the Company at this time. The Company is considered to be a public shell.


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

      As of June 30, 2006, the Company had available net operating loss carryforwards that would expire in various periods through 2026. Such losses might not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company had established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

      The Company granted no warrants or options to employees for the years ended June 30, 2006 and 2005.


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


Commitments And Contingencies

      Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company was obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and had classified these transactions as secured borrowings. The agreement allowed the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever was less. A factoring fee of 1% each 30 days was charged on face value of each financed invoice. Additional fee included finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation would occur after four business days. The term was based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of June 30, 2006, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,492,851. When the Company ceased operations in October, 2002 no further borrowing were available.

      Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit had entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense was included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2006, the outstanding payroll tax payable balance was $115,736.


      NEW ACCOUNTING PRONOUNCEMENTS:


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

Results of Operations For the Year Ended June 30, 2006, As Compared To The Year Ended June 30, 2005.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue for the years ended June 30, 2006 and 2005.

      Operating Expense. For the year ended June 30, 2006, we had total operating expenses of approximately $52,000 as compared to total operating expenses of approximately $64,000 for the year ended June 30, 2005, a decrease of approximately $12,000 or 19%.

      Interest Expense. For the year ended June 30, 2006, we had interest expense of approximately $103,000 as compared to approximately $105,000 for the year ended June 30, 2005, a decrease of approximately $2,000 or 2%.

      Net Loss. For the year ended June 30, 2006, we had a net loss of approximately $155,000 as compared to a net loss of approximately $169,000 for the year ended June 30, 2005, a decrease of approximately $14,000 or 8%.


LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $155,000 for the year ended June 30, 2006. The Company's current liabilities exceeded our current assets by approximately $3,066,000 as of June 30, 2006.


Related Party Transactions

      Note payable to stockholders - As of June 30, 2006, the Company had a note payable totaling $143,010 due to two principal stockholders, Mr. Wallace Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.

      Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett was Mr.
Personett's sister. Mr. Dixon and Mr. Murphy were debenture holders. The debentures mature in two years (currently in default) and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days.


Convertible Debentures

      On February 7, 2002, pursuant to an Equity Line of Credit Agreement, the Company issued a Convertible Debenture in the amount of $843,823 to Cornell under an Equity Line of Credit Agreement. This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which were to be amortized over the life of the Credit Agreement. However, the Equity Line of Credit Agreement was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized. The liability has since become current.


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


Equity Line of Credit Agreement

      On February 14, 2002, the Company entered into an Equity Line of Credit Agreement with Cornell. Pursuant to the Credit Agreement, the Company may, at its discretion, periodically draw funds up to $20,000,000 from issuance of its common stock. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The Company is entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement with respect to the equity line of credit shares. The amount of each subsequent advance received by the Company is subject to an aggregate maximum advance amount of $500,000 in any thirty-day period thereafter. Furthermore, the Company is required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Credit Agreement. The term of the Credit Agreement is thirty-six months beginning on the date the SEC declares that SB-2 effective and subject to termination at the sole discretion of the Company and subject to certain events. The Credit Agreement is no longer available.

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. ("NCSI") in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. Lite King had 2,484,646 shares issued and outstanding prior to the merger. As of June 30, 2006, the Company had an accumulated deficit of $3,065,505.

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

      We may never resume operations or acquire an operating company.

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the related note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. We may never be successful or acquire an operating company. You may lose your entire investment in the Company.


      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2006 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit of approximately $3,066,000 as of June 30, 2006, which means that our current liabilities as of that date exceeded our current assets by approximately $3,066,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2006 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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


      Changes In Internal Controls Over Financial Reporting In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended June 30, 2006, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.


ITEM  8B. OTHER INFORMATION

      None.


                                    PART III


ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS

      The executive officers and director of the Company as of June 21, 2006 are as follows:

      Roy Rodriguez 47 President, Secretary & Director

      On June 21, 2006, Mr. Rodriguez was appointed President, Secretary and sole Director of the Company. Mr. Rodriguez holds a BS degree in Accounting from St. Thomas University in Miami, Florida, and an MBA in Finance from the University of North Florida in Jacksonville, Florida. Mr. Rodriguez worked for General Electric Credit Corporation from 1981 through 1984 as Territory Manager of Collections and later in Sales. He then worked with Commercial Equipment Finance through 1992 in Jacksonville, Florida, and then was a partner in Arts and Graphics, a marketing company, from 1992 to 2001. In 2002, Mr. Rodriguez became the managing member of a real estate development company, Florida Estate Developers, LLC. In 2003, Mr. Rodriguez became a member of World Rentals & Sales, LLC responsible for the implementation of the Volvo rents franchise model in South Florida. In late 2003, Mr. Rodriguez opened the first Volvo Rents store in South Florida with several million dollars in construction equipment fleet.


      Former Executive Officers and Director:

      David  L.  Norris,  former  President,   Chief  Executive  Officer,  Chief
Financial Officer and Sole Director of the Company, is the Executive Vice President of Bottom Line Advisors Inc., a position he has held since August of 1997. Bottom Line Advisors is a private consulting firm that offers a variety of consulting, management and financing services. Bottom Line specializes in Corporate Governance, Mergers & Acquisitions and Sarbanes-Oxley compliance. Mr. Norris served as a Director of Alliance Towers, Inc., a publicly traded company from September 2003 until March 23, 2005. Mr. Norris received his B.A. degree from SUNY at Oneonta and is a graduate of the Stonier Graduate School of Banking at Rutgers University. Mr. Norris resigned on June 21, 2006.

ITEM  10. EXECUTIVE COMPENSATION.

      None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


a. The following table sets forth information as of September 15, 2006 with respect to all shareholders known by the Company to be beneficial owners of more than 5% of the outstanding Common Stock, all directors, and all directors and executive officers as a group. Except as noted below, each shareholder has sole voting and investment power with respect to shares owned.

                                          Number of Common
Name and Address                          Shares Beneficially
of Beneficial Owner                       Owned               Percent*

Cornell Capital Partners, L.P.          41,985,345              83.97%
101 Hudson Street, Ste. 3606
Jersey City, NJ 07302

Craig Massner
175 Courtland Avenue
Morton, Illinois 61550                   1,194,109               2.39%

Wally Pennington
175 Courtland Avenue
Morton, Illinois 61550                   1,207,664               2.42%

Rob Personett
175 Courtland Avenue
Morton, Illinois 61550                     838,593               1.68%

All 3 officers and directors
as a group (Resigned on
October 24, 2002)                        3,240,366               6.48%

Roy Rodriguez
1940 Harrison St.
Hollywood, FL  33020                           -0-

*Based upon 49,999,940 shares outstanding.


ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Notes payable - related parties consisted of the following as of June 30, 2006:

Note  payable to stockholders - Note payable due to two principal
      stockholders,   Mr.  Wally   Pennington   and  Mr.   Robert
      Personett,  the Company's  former  officers and  directors, which was secured by the Company's assets, bearing interest at 6% per annum,  with principal and interest due on August
      2, 2002.  This note payable is in default as of the date of
      this report.                                                   $   143,010

Convertible debentures - former  officers/directors and debenture holders - During  June and July 2001,  the  Company  issued convertible  debentures  in the amount of  $400,000  to Mr.
      Wally  Pennington,  Mr. Robert  Personett,  Mrs.  Christine
      Personett,   Mr.  Ken  Dixon  and  Mr.  Mike  Murphy.   Mr.
      Pennington  and Mr.  Personett  were  former  officers  and directors of the Company. Mrs. Personett was related to Mr.
      Personett. Mr. Dixon and Mr. Murphy were debenture holders.
      The debentures  mature in two years  (currently in default)
      and bear  interest  at  twelve  percent  annually,  payable annually.  The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to  voluntarily  convert to common  shares of the issuer at
      $2.00 per share.  The  Debenture  holder  will be forced to convert to common  stock if the common  stock is trading in an over-the-counter  market or on a listed exchange and the average  bid price of the  common  stock on the  issuer has maintained  a price of two  dollars per share or higher for
      five consecutive trading five consecutive trading days.        $   400,000
                                                                     -----------

Total                                                                $   543,010
                                                                     ===========

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


ITEM  13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      Reports On Form 8-K:

      Current Report on Item 4 - Change in Registrant's Certifying Accountant, effective January 2, 2005, was filed on January 31, 2006. (amended on March 27,
2006)

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 28, 2006             LITE KING CORP.

                                        By: /s/ Roy Rodriguez
                                            -------------------------
                                            Roy Rodriguez
                                            President, Chief Executive Officer,
                                            and Chief Financial Officer

Table of Contents

                                 LITE KING CORP.

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page

Report of Independent Registered Accounting Firm                            F-2

Balance Sheet as of June 30, 2006                                           F-3

Statements of Operations for the Years Ended June 30, 2005 and 2006         F-4

Statements of Changes in Stockholders' Equity for the Years Ended
  June 30, 2005 and 2006                                                    F-5

Statements of Cash Flows for the Years Ended June 30, 2005 and 2006         F-6

Notes to Financial Statements                                               F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the board of directors and stockholders
Lite King Corporation
Hollywood, Florida

We have audited the accompanying balance sheet of Lite King Corporation as of June 30, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lite King Corporation as of June 30, 2006, and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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



L.L. Bradford & Company, LLC
September 11, 2006
Las Vegas, Nevada

                              LITE KING CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2006



                                     ASSETS

Current assets
     Cash                                                     $        --
                                                              -----------
            Total current assets                                       --
                                                              -----------

Total assets                                                  $        --
                                                              ===========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Accounts payable and accrued liabilities                 $ 1,492,851
     Convertible debentures - related
     parties - current portion                                    400,000
     Convertible debentures - current portion                     931,677
     Due to stockholder                                            97,967
     Notes payable to stockholders                                143,010
                                                              -----------
            Total current liabilities                           3,065,505

Long-term liabilities
     Convertible debentures - long-term
     portion                                                           --
                                                              -----------

Total liabilities                                               3,065,505

Stockholder's deficit
     Common stock; $0.001 par value;
     50,000,000 shares
       authorized 49,999,940 shares issued
     and outstanding                                               50,000
     Additional paid-in capital                                   585,166
     Treasury stock                                               (48,950)
     Accumulated deficit                                       (3,651,721)
                                                              -----------
            Total stockholder's deficit                        (3,065,505)
                                                              -----------

Total liabilities and stockholder's deficit                   $        --
                                                              ===========

                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                            STATEMENTS OF OPERATIONS



                                            For the year ended June 30,
                                           -----------------------------
                                                2006            2005
                                            ------------    ------------

Revenues                                    $         --    $         --


Cost of revenues                                      --              --
                                            ------------    ------------


  Gross profit (loss)                                 --              --

Operating expenses
  General and administrative                      51,667          64,496
                                            ------------    ------------
    Total operating expenses                      51,667          64,496
                                            ------------    ------------

    Loss from operations                         (51,667)        (64,496)

Other expense
  Interest expense                              (103,391)       (104,821)
                                            ------------    ------------
     Total other expense                        (103,391)       (104,821)
                                            ------------    ------------

Net loss                                    $   (155,058)   $   (169,317)
                                            ============    ============

Basic and diluted loss per common share     $      (0.00)   $      (0.00)
                                            ============    ============

Basic and diluted weighted average common
  shares outstanding                          49,999,940      49,999,940
                                            ============    ============


                 See Accompanying Notes to Financial Statements

                                                 LITE KING CORPORATION
                                           STATEMENT OF STOCKHOLDERS' DEFICIT


                                      Common Stock
                         ---------------------------------------                                    Total
                                                       Paid-in      Additional     Treasury      Accumulated
                            Shares        Amount       Capital        Stock         Deficit        Deficit
                         -----------   -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2004    49,999,940   $    50,000   $   585,166   $   (48,950)   $(3,327,345)   $(2,741,129)

Net loss                          --            --            --            --       (169,317)      (169,317)
                         -----------   -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2005    49,999,940   $    50,000   $   585,166   $   (48,950)   $(3,496,663)   $(2,910,446)

Net loss                          --            --            --            --       (155,058)      (155,058)
                         -----------   -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2006    49,999,940   $    50,000   $   585,166   $   (48,950)   $(3,651,721)   $(3,065,504)
                         ===========   ===========   ===========   ===========    ===========    ===========


                 See Accompanying Notes to Financial Statements

                              LITE KING CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                                                 For the year ended June 30,
                                                                                ----------------------------
                                                                                    2006            2005
                                                                                ------------    ------------

Cash flows from operating activities:

  Net loss                                                                      $   (155,058)   $   (169,317)

  Adjustments  to reconcile  loss to net cash used by  operating  activities:
    Changes in operating assets and liabilities:

    Change in other assets                                                                --              --

    Change in accounts payable and accrued liabilities                                57,091         169,317
                                                                                ------------    ------------
       Net cash used by operating activities from continuing
         operations                                                                  (97,967)             --
                                                                                ------------    ------------

Cash flows from financing activities:

  Change in due to stockholder                                                        97,967              --
                                                                                ------------    ------------
    Net cash used by financing activities from continuing
      operations                                                                      97,967              --
                                                                                ------------    ------------


Net change in cash                                                                        --              --


Cash, beginning of period                                                                 --             496
                                                                                ------------    ------------


Cash, end of period                                                             $         --    $         --
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

     On March 16, 2001, the Company merged with NCSI in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, LK issued 5,149,019 restricted shares of common stock to the shareholders of NCSI. LK had 2,484,646 shares issued and outstanding prior to the merger.

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

     Going Concern - The Company incurred a net loss of approximately $155,000 for the year ended June 30, 2006. The Company's current liabilities exceed its current assets by approximately $3,066,000 as of June 30, 2006. Additionally, the Company discontinued their operations beginning October 1, 2002.

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

     Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure o contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     As of June 30, 2006, the Company has available net operating loss carryforwards that will expire in various periods through 2026. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

     The Company granted no warrants or options to employees for the years ended June 30, 2006 and 2005.

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

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


2.   RELATED PARTY TRANSACTIONS

     Due to stockholder - As of June 30, 2006, the Company's principal stockholder has advanced approximately $100,000 to the Company.

     Note payable to stockholders - As of June 30, 2006, the Company has a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which was secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is in default as of the date of this report.

     Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs.
     Personett  was Mr.  Personett's  sister.  Mr.  Dixon  and Mr.  Murphy  were debenture holders. The debentures mature in two years (currently in default) and bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days.


3.   CONVERTIBLE DEBENTURES

     On February 7, 2002,  pursuant to an Equity Line of Credit  Agreement  (See
     Note 5), the Company issued a Convertible Debenture in the amount of $843,823 to Cornell Capital Partner, LP ("Cornell") under an Equity Line of Credit Agreement (See Note 5). This Debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which were to be amortized over the life of the Credit Agreement. However, as discussed in Note 5, the Equity Line of Credit Agreement was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized. The liability has since become current.

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

                              LITE KING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


4.   COMMITMENTS AND CONTINGENCIES

     Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit
     ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of June 30, 2006, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling approximately $1,493,000.

     Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2006, the outstanding payroll tax payable balance was $115,736.


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