Form 10QSB
period 2006-09-30
LITE KING CORP
filed 2007-01-10
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                         Commission File No. 000-1074267

                                 LITE KING CORP.
                 (Name of Small Business Issuer in Its Charter)


              New York                                11-2996988
  (State or Other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)

         101 Hudson St., Jersey City, N.J.                   07302
         ---------------------------------                   -----
     (Address of Principal Executive Offices)              (Zip Code)

                                 (201) 985-8300
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                        FORMER ADDRESS & TELEPHONE NUMBER

    1940 Harrison St., Suite 305, Hollywood, FL.                       33020
    --------------------------------------------                       -----
   (Address of Former Principal Executive Offices)                   (Zip Code)

                                 (954) 983-2213
                                 --------------
             (Former Issuer's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |X| No |_|

         There were 49,999,940 shares of common stock outstanding as of January 2, 2007.

                                TABLE OF CONTENTS

PART I.

Item 1.  Financial Statements
         Condensed Balance Sheet - September 30, 2006 (unaudited)              4

         Condensed Statements of Operations - For the Three Months
           Ended September 30, 2005 and 2006  (unaudited)                      5

         Condensed Statements of Cash Flows - For the Three Months
           Ended September 30, 2005and 2006 (unaudited)                        6

         Notes to Condensed Financial Statements (unaudited)                   7

Item 2.  Management's Plan of Operations and Discussion and Analysis          10

Item 3.  Controls and Procedures                                              14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities and Use of
         Proceeds                                                             14

Item 3.  Defaults upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

         Signatures                                                           15

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

         Financial Information

                              LITE KING CORPORATION
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                     ASSETS


Current assets
    Cash                                                             $        --
                                                                     -----------
      Total current assets                                                    --
                                                                     -----------

Total assets                                                         $        --
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                          $1,520,980
    Convertible debentures - related parties - current portion           400,000
    Convertible debentures - current portion                             931,677
    Due to shareholder                                                   100,967
    Notes payable to stockholders                                        143,010
                                                                     -----------
      Total current liabilities                                        3,096,634

Long-term liabilities
    Convertible debentures - long-term portion                                --
                                                                     -----------

Total liabilities                                                      3,096,634

Stockholders' deficit
    Common stock; $0.001 par value; 50,000,000 shares
      authorized 49,999,940 shares issued and outstanding                 50,000
    Additional paid-in capital                                           585,166
    Treasury stock                                                       (48,950)
    Accumulated deficit                                               (3,682,850)
                                                                     -----------
      Total stockholders' deficit                                     (3,096,634)
                                                                     -----------

Total liabilities and stockholders' deficit                          $        --
                                                                     ===========

            See Accompanying Notes to Condensed Financial Statements

                      LITE KING CORPORATION
                CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)



                                           For the three months ended September 30,
                                           ---------------------------------------
                                                    2006                2005
                                            -----------------    -----------------

Revenues                                    $              --    $              --
                                            -----------------    -----------------

Cost of revenues                                           --                   --
                                            -----------------    -----------------

    Gross profit (loss)                                    --                   --

Operating expenses
    General and administrative                          5,370                3,000
                                            -----------------    -----------------
      Total operating expenses                          5,370                3,000
                                            -----------------    -----------------

    Loss from operations                               (5,370)              (3,000)

Other expense
    Interest expense                                  (25,758)             (25,937)
                                            -----------------    -----------------
      Total other expense                             (25,758)             (25,937)

Net loss                                    $         (31,128)   $         (28,937)
                                            =================    =================

Basic and diluted loss per common share     $           (0.00)   $           (0.00)
                                            =================    =================

Basic and diluted weighted average common
    shares outstanding                             49,999,940           49,999,940
                                            =================    =================


            See Accompanying Notes to Condensed Financial Statements

                       LITE KING CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)



                                                               For the three months ended September 30,
                                                               ----------------------------------------
                                                                      2006               2005
                                                               ----------------        ----------------
Cash flows from operating activities:
    Net loss                                                   $        (31,128)       $        (28,937)

    Adjustments to reconcile net loss to net cash used
     by operating activities:
      Accretion of discount on convertible debentures                        --                      --
    Changes in operating assets and liabilities:
      Other assets                                                           --                      --
      Accounts payable and accrued liabilities                           31,128                  28,937
                                                               ----------------        ----------------
         Net cash used by operating activities of continuing
         operations                                                          --                      --
                                                               ----------------        ----------------

Net change in cash                                                           --                      --

Cash, beginning of period                                                    --                      --
                                                               ----------------        ----------------

Cash, end of period                                            $             --        $             --
                                                               ================        ================

            See Accompanying Notes to Condensed Financial Statements

                              LITE KING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of business - Lite King Corporation (hereinafter referred to as the "Company") currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. As discussed in Note 7, the Company discontinued its operations beginning October 1, 2002. The Company is considered to be a public shell.

      History - Lite King Corporation was incorporated in New York on January 4, 1990 and was formerly engaged in the manufacture and assembly of wiring devices. During 2000, the Company discontinued its manufacturing and assembly business and sold off its business assets to position itself as a merger candidate.

      National Cabling Services, Inc. ("NCSI") was incorporated on June 21, 1995 in the state of Illinois. NCSI's principal business activity is the design and installation of cabling for computer networks.

      On March 16, 2001, the Company merged with NCSI in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, the Company issued 5,149,029 restricted shares of common stock to the shareholders of NCSI. The Company had 2,484,646 shares issued and outstanding prior to the merger.

      The merger was accounted for as a reverse acquisition since NCSI is the continuing accounting entity under GAAP, as a result of the recapitalization. Accordingly, a recapitalization occurred and no goodwill was recorded and the operating results of the Company have been included in the financial statements from the date of consummation of the merger. On this basis, the historical financial statements prior to March 16, 2001 represent the financial statements of NCSI. The historical shareholders' equity accounts of NCSI as of December 31, 2000 have been retroactively restated for all periods presented to reflect the recapitalization.

      Going concern - The Company incurred a net loss of approximately $31,000 for the three months ended September 30, 2006. The Company's current liabilities exceed its current assets by approximately $3,100,000 as of September 30, 2006. The Company ceased operations in October 2002 and is considered to be a public shell.

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

      Stock-based compensation - The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), "Accounting for Stock-Based Compensation", which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company granted no warrants or options to employees for the three months ended September 30, 2006 and 2005.

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

2.    RELATED PARTY TRANSACTIONS

      Due to stockholder - During the period ended September 30, 2006, Cornell Capital Partners, a significant shareholder, has provided funds to pay professional fees in the amount of approximately $101,000. The funds are unsecured, non-interest bearing and due on demand.

      Note payable to stockholders - As of September 30, 2006, the Company has a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which is secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is currently in default.

      Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett was Mr. Personett's sister. Mr. Dixon and Mr. Murphy were debenture holders. The debentures matured in 2003 but continue to bear interest at twelve percent annually, payable annually. The holder of a Debenture will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The Debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days. The debentures are currently in default.

3.    CONVERTIBLE DEBENTURES

      On February 7, 2002,  pursuant to an Equity Line of Credit  Agreement (the
      "Credit Agreement") (See Note 5), the Company issued a convertible debenture in the amount of $843,823 to Cornell Capital Partners, LP. This convertible debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell Capital Partners is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which were to be amortized over the life of the Credit Agreement. However, as discussed in
      Note 5, the Credit Agreement was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized. The liability has since become current.

      On February 22, 2002, the Company issued a secured convertible debenture to Cornell Capital Partners in the principal amount of $250,000. This debenture matured in 2004 but continues to bear interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company's option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell Capital Partners is entitled to voluntarily convert the debentures to common shares of the Company on or after February 22, 2002. This debenture is convertible into shares of the Company's common stock at a conversion price equal to either
      (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 trading days prior to conversion. The debenture is currently in default.

      From August 2002 through November 2002, Cornell Capital Partners converted $162,146 of the $250,000 principal amount of the debenture and received
      41,985,345 shares of the Company's common stock, giving Cornell Capital Partners majority ownership in the Company.

4.    COMMITMENTS AND CONTINGENCIES

      Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard ("FAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The agreement allows the Company to borrow up to 80% of receivables sold or Maximum Credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of September 30, 2006, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,520,980.

      Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of September 30, 2006, the outstanding payroll tax payable balance was $115,736.

5.    EQUITY LINE OF CREDIT AGREEMENT

      On February 7, 2002, the Company entered into the Credit Agreement (defined above) with Cornel Capital Partners. Pursuant to the Credit Agreement, the Company might, at its discretion, periodically draw funds up to $20,000,000 from issuance of its common stock. For each share of common stock purchased under the Credit Agreement, Cornell Capital
      Partners   would  pay  91%  of  the  lowest   closing  bid  price  on  the
      Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The Company was entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement with respect to the equity line of credit shares. The amount of each subsequent advance received by the Company was subject to an aggregate maximum advance amount of $500,000 in any thirty-day period thereafter. Furthermore, the Company was required to file a registration statement on Form SB-2 with the Securities and Exchange
      Commission for the registration of common stock for future issuance related to the Credit Agreement. The term of the Credit Agreement was thirty-six months beginning on the date the SEC declares that SB-2 effective and subject to termination at the sole discretion of the Company and subject to certain events. Credit Agreement is no longer available.

      Under the Credit Agreement, the Company was required to issue 360,920 shares of the Company's common stock to Cornell Capital Partners, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823 (See Note 3). In February 2002, the Company issued the common stock valued at $159,986, which the Company recorded as "Loan fees related to equity line" which were to be amortized over the life of the Credit Agreement. However, when the Company ceased operations in October of 2002, the Credit Agreement was cancelled and accordingly all remaining loan fees were fully amortized.

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

      On March 9, 2001, Lite King Corporation, a New York Corporation (the "Company" or "LK") entered into an agreement and Plan of Merger (the "Merger Agreement") to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation ("National Cabling") which provided professional design and installation of structured cable systems and electronics in support of high speed telecommunication services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The share exchange and business reorganization pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. The Merger Agreement called for the merger of National Cabling with a wholly owned subsidiary of the Company, King Cabling Corp; the exchange of all outstanding common shares of National Cabling for common shares of the Company; and the resignation of the existing bard of directors and officers of the Company and the appointment of three members of National Cabling's board of directors and officers to fill their unexpired terms. The Agreement called for a shareholder meeting to be called as soon as practicable to ratify the new Board of Directors' appointments. Lite King functioned as the parent company for National Cabling.

      The Company under the name National Cabling continued operations as National Cabling until October 2002. The Company acquired current assets of approximately $738,244, and leasehold improvements and equipment of approximately $300,742 for total assets of $1,038,986 in exchange for 5,149,029 shares of the Company pursuant to the terms of the Merger Agreement. Prior to the merger, there was no material relationship between the Company and National Cabling. (See Management's Discussion and Analysis of Plan of Operation). Due to a lack of funding, the Company ceased all operations in October of 2002.

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. The Credit Agreement (the "Equity Line") with Cornell Capital Partners, LP is no longer available to the Company at this time. The Company is considered to be a public shell.


Financial Performance

      The Company had a history of losses and ceased operations in October, 2002.

Results of Operations For the Three Months Ended September 30, 2006, As Compared To The Three Months Ended September 30, 2005.

      Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

      Operating Expense. For the three months ended September 30, 2006 and 2005, we had operating expenses of approximately $5,400 and $3,000 respectively, an increase of 2,400 or 80%.

      Interest Expense. For the three months ended September 30, 2006 and 2005, we had interest expense of approximately $26,000 in each period.

      Net Loss. For the three months ended September 30, 2006, we had a net loss of approximately $31,000 as compared to total operating expenses of approximately $29,000 for the three months ended September 30, 2005, an increase of $2,000 or 7%.


LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of approximately $31,000 for the three months ended September 30, 2006. The Company has no cash on hand as of September 30, 2006. The Company's current liabilities exceeded our current assets by approximately $3,100,000 as of September 30, 2006.

Related Party Transactions

      Due to stockholder - As of September 30, 2006, the Company's principal stockholder has advanced approximately $101,000 to the Company.

      Note payable to stockholders - As of September 30, 2006, the Company has a note payable totaling $143,010 due to two principal stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company's former officers and directors, which is secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is currently in default.

      Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett was Mr.
Personett's sister. Mr. Dixon and Mr. Murphy were debenture holders. The debentures matured in 2003 but continue to bear interest at twelve percent annually, payable annually. The holder of the debentures will have the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holders will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of two dollars per share or higher for five consecutive trading days. The debentures are currently in default.

Convertible Debentures

      On February 7, 2002, pursuant to an Equity Line of Credit Agreement (the "Credit Agreement") (See Note 5), the Company issued a convertible debenture in the amount of $843,823 to Cornell Capital Partner, LP. This convertible debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which were to be amortized over the life of the Credit Agreement. However, as discussed in Note 5, the Credit Agreement was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized. The liability has since become current.

      On February 22, 2002, the Company issued a secured convertible debenture to Cornell Capital Partners in the principal amount of $250,000. This debenture matured in 2004 but continues to bear interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company's option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell Capital Partners is entitled to voluntarily convert the debentures to common shares of the Company on or after February 22, 2002. This debenture is convertible into shares of the Company's common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company's common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 trading days prior to conversion. The debenture is currently in default.

      From August 2002 through November 2002, Cornell Capital Partners converted $162,146 of the $250,000 principal amount of the debenture and received 41,985,345 shares of the Company's common stock, giving Cornell Capital Partners majority ownership in the Company.

Equity Line of Credit Agreement

      On February 14, 2002, the Company entered into the Credit Agreement (defined above) with Cornel Capital Partners. Pursuant to the Credit Agreement, the Company might, at its discretion, periodically draw funds up to $20,000,000 from issuance of its common stock. For each share of common stock purchased under the Credit Agreement, Cornell Capital Partners would pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The Company was entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement with respect to the equity line of credit shares. The amount of each subsequent advance received by the Company was subject to an aggregate maximum advance amount of $500,000 in any thirty-day period thereafter. Furthermore, the Company was required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Credit Agreement. The term of the Credit Agreement was thirty-six months beginning on the date the SEC declares that SB-2 effective and subject to termination at the sole discretion of the Company and subject to certain events. Credit Agreement is no longer available.

      Under the Credit Agreement, the Company was required to issue 360,920 shares of the Company's common stock to Cornell Capital Partners, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823 (See Note 3). In February 2002, the Company issued the common stock valued at $159,986, which the Company recorded as "Loan fees related to equity line" which were to be amortized over the life of the Credit Agreement. However, when the Company ceased operations in October of 2002, the Credit Agreement was cancelled and accordingly all remaining loan fees were fully amortized.

Discontinued operations

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. The Credit Agreement (the "Equity Line") with Cornell Capital Partners, LP is no longer available to the Company at this time. The Company is considered to be a public shell.

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 16, 2001, Lite King merged with National Cabling Services, Inc. in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of National Cabling, Lite King issued 5,149,029 restricted shares of common stock to the shareholders of National Cabling. Lite King had 2,484,646 shares issued and outstanding prior to the merger. For the quarter ended September 30, 2006 we had a net loss of approximately $31,100. As of September 30, 2006, the Company had an accumulated deficit of $3,682,850.

      We may never resume operations or acquire an operating company.

      During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the related note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. We may never be successful or acquire an operating company. The Company is considered to be a public shell. You may lose your entire investment in the Company.

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2006 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit of approximately $3,097,000 as of September 30, 2006, which means that our current liabilities as of that date exceeded our current assets by approximately $3,097,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2006 were not sufficient to satisfy all of our current liabilities on that date.

      Our Obligations Under The Secured Convertible Debentures Issued to Cornell Capital Partners Are Secured By All Of Our Assets and are in default if we don't acquire an operating company .

      Our obligations under the secured convertible debentures in the principal amount of $250,000 issued to Cornell Capital Partners on February 22, 2002 are secured by all of our assets. These debentures have a term of 2 years. Under the terms of these secured convertible debentures, Cornell Capital Partners could foreclose its security interest and liquidate all of the assets of the Company. This would force us to cease our operations as we are in default.

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

Subsequent Event

      On November 14, 2006, the Board of Directors of the Company appointed Mr. John T. Ruddy as the President, Chief Executive Officer, Chief Financial Officer and Sole Director of the Company. Mr. Ruddy has served on the Board of Directors of Lite King in 2004. He also was a Director at the public company Bio-One Corp. from July, 2005 until December, 2005. Mr. Ruddy has been a Managing Director for Highgate House, LLC since January, 2006. He has contributed to the funding of numerous companies by investing in private placement transactions. Mr. Ruddy is also a Captain at the Jersey City Fire Department, where he became the youngest Captain of the Fire Department and has served since 1995. Mr. Ruddy earned a B.A. from Rutgers University in 1994.

      Following these appointments, Mr. Roy Rodriguez resigned from the Board effective immediately following the Board Meeting held on November 14, 2006.

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

      Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended September 30, 2006, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Date:   January 10, 2007                LITE KING CORPORATION

                                        By: /s/ John T. Ruddy
                                           -------------------------------------
                                             John T. Ruddy
                                             President, Chief Executive Officer,
                                             and Chief Financial Officer