Form 10QSB
period 2006-12-31
LITE KING CORP
filed 2007-02-14
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act
                                     of 1934

                For the quarterly period ended December 31, 2006

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

      There were 49,999,940 shares of common stock outstanding as of February 1, 2007.

                                TABLE OF CONTENTS

PART I.

Item 1.    Financial Statements


           Condensed Balance Sheet - December 31, 2006  (unaudited)           4

           Condensed Statements of Operations - For the Three Months Ended
           December 31, 2005 and 2006 (unaudited)                             5

           Condensed Statements of Operations - For the Six Months Ended
           December 31, 2005 and 2006 (unaudited)                             5

           Condensed Statements of Cash Flows - For the Six Months Ended
           December 31, 2005 and 2006 (unaudited)                             6

           Notes to Condensed Financial Statements (unaudited)                7

Item 2.    Management's Plan of Operations and Discussion and Analysis       10

Item 3.    Controls and Procedures                                           14

PART II.                        OTHER INFORMATION


Item 1.    Legal Proceedings                                                 15

Item 2.    Changes in  Securities and Use of Proceeds                        15

Item 3.    Defaults upon Senior Securities                                   15

Item 4.    Submission of Matters to a Vote of Security Holders               15

Item 5.    Other Information                                                 15

Item 6.    Exhibits and Reports on Form 8-K                                  15

           Signatures                                                        15

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS

           Financial Information

                              LITE KING CORPORATION
                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2006
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Cash                                                         $        --
                                                               -----------
    Total current assets                                                --
                                                               -----------
Total assets                                                   $        --
                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                     $ 1,534,418
  Convertible debentures - related parties - current portion       400,000
  Convertible debentures - current portion                         931,677
  Due to shareholder                                               119,784
  Note payable to stockholders                                     143,010
                                                               -----------
    Total current liabilities                                    3,128,889
Long-term liabilities
  Convertible debentures - long-term portion                            --
                                                               -----------
Total liabilities                                                3,128,889
Stockholders' deficit
  Common stock; $0.001 par value; 50,000,000 shares
    authorized 49,999,940 shares issued and outstanding             50,000
  Additional paid-in capital                                       585,166
  Treasury stock                                                   (48,950)
  Accumulated deficit                                           (3,715,105)
                                                               -----------
    Total stockholders' deficit                                 (3,128,889)
                                                               -----------
Total liabilities and stockholders' deficit                    $        --
                                                               ===========

            See Accompanying Notes to Condensed Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               For the three months         For the six months
                                                ended December 31,          ended December 31,
                                            -------------------------   -------------------------
                                                2006          2005          2006         2005
                                            -----------   -----------   -----------   -----------
Revenues                                    $        --   $        --   $        --   $        --
Cost of revenues                                     --            --            --            --
                                            -----------   -----------   -----------   -----------
  Gross profit (loss)                                --            --            --            --
Operating expenses
  General and administrative                      6,497         3,000        11,867         6,000
                                            -----------   -----------   -----------   -----------
    Total operating expenses                      6,497         3,000        11,867         6,000
                                            -----------   -----------   -----------   -----------
  Loss from operations                           (6,497)       (3,000)      (11,867)       (6,000)
Other expense
  Interest expense                              (25,759)      (25,938)      (51,518)      (51,875)
                                            -----------   -----------   -----------   -----------
    Total other expense                         (25,759)      (25,938)      (51,518)      (51,875)
Net loss                                    $   (32,256)  $   (28,938)  $   (63,385)  $   (57,875)
                                            ===========   ===========   ===========   ===========
Basic and diluted loss per common share     $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                            ===========   ===========   ===========   ===========
Basic and diluted weighted average common
  shares outstanding                         49,999,940    49,999,940    49,999,940    49,999,940
                                            ===========   ===========   ===========   ===========

            See Accompanying Notes to Condensed Financial Statements

                              LITE KING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             For the six months
                                                             ended December 31,
                                                            --------------------
                                                              2006       2005
                                                            --------   --------
Cash flows from operating activities:
  Net loss                                                  $(63,384)  $(57,875)
  Adjustments to reconcile net income loss to net cash
    used by operating activities:
    Accretion of discount on convertible debentures               --         --
  Changes in operating assets and liabilities:
    Other assets                                                  --         --
    Accounts payable and accrued liabilities                  63,384     57,875
                                                            --------   --------
      Net cash used by operating activities of continuing
        operations                                                --         --
                                                            --------   --------
Net change in cash                                                --         --
Cash, beginning of period                                         --         --
                                                            --------   --------
Cash, end of period                                         $     --   $     --
                                                            ========   ========

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

      Going concern - The Company incurred a net loss of approximately $63,400 for the six months ended December 31, 2006. The Company's current liabilities exceed its current assets by approximately $3,130,000 as of December 31, 2006. The Company ceased operations in October 2002 and is considered to be a public shell.

      Management's plan is to merge with an operating company.

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

      Stock-based compensation - The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), "Accounting for Stock-Based Compensation", which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company granted no warrants or options to employees for the three months ended December 31, 2006 and 2005, respectively.

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

2.    RELATED PARTY TRANSACTIONS

      Due to stockholder - During the period ended December 31, 2006, Cornell Capital Partners, LP ("Cornell Capital Partners"), a significant shareholder, has provided funds to pay professional fees in the amount of approximately $120,000. The funds are unsecured, non-interest bearing and due on demand.

      Note payable to stockholders - As of December 31, 2006, the Company has a note payable totaling $143,010 due to two stockholders, Mr. Wally Pennington and Mr. Robert Personett, the former officers and directors of the Company, which is secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is currently in default.

      Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett's sister. Mr. Dixon and Mr. Murphy were debenture holders. The debentures matured in 2003 but continue to bear interest at twelve percent annually, payable annually. The holder of a debenture has the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of $2.00 per share or higher for five consecutive trading days. The debentures are currently in default.

3.    CONVERTIBLE DEBENTURES

      On February 7, 2002, pursuant to an Equity Line of Credit Agreement (the "Credit Agreement") (See Note 5), the Company issued a convertible debenture in the amount of $843,823 to Cornell Capital Partners. This convertible debenture matures on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell Capital Partners is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which were to be amortized over the life of the Credit Agreement. However, as discussed in
      Note 5, the Credit Agreement was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized. The liability has since become current.

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

4.    COMMITMENTS AND CONTINGENCIES

      Secured borrowing - During the year ended June 30, 2002 the Company entered in a "Sale and Purchase Agreement" with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the Sale and Purchase Agreement to repurchase any receivables sold that remains unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard ("FAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and has classified these transactions as secured borrowings. The Sale and Purchase Agreement allows the Company to borrow up to 80% of receivables sold or maximum credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. An additional fee includes finance fee of prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of December 31, 2006, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling $1,520,980.

      Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement agreement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of December 31, 2006, the outstanding payroll tax payable balance was $115,736.

5.    EQUITY LINE OF CREDIT AGREEMENT

      On February 7, 2002, the Company entered into the Credit Agreement (defined above) with Cornel Capital Partners. Pursuant to the Credit Agreement, the Company might, at its discretion, periodically draw funds up to $20,000,000 from issuance of its common stock. For each share of common stock purchased under the Credit Agreement, Cornell Capital Partners would pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The Company was required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for issuance related to the Credit Agreement. The Company was entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement with respect to the equity line of credit shares. The amount of each subsequent advance received by the Company was subject to an aggregate maximum advance amount of $500,000 in any thirty-day period thereafter. The term of the Credit Agreement was thirty-six months beginning on the date the SEC declares that the registration statement effective and subject to termination at the sole discretion of the Company and subject to certain events. The Credit Agreement is no longer in effect and the Company cannot access any funds thereafter.

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

            On March 9, 2001, Lite King Corporation, a New York Corporation (the "Company" or "LK") entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation ("National Cabling"), which provided professional design and installation of structured cable systems and electronics in support of high speed telecommunication services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The merger and business reorganization pursuant to
Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. The Merger Agreement called for the merger of National Cabling with a wholly owned subsidiary of the Company, King Cabling Corp; the exchange of all outstanding common shares of National Cabling for common shares of the Company; and the resignation of the existing board of directors and officers of the Company and the appointment of three members of National Cabling's board of directors and officers to fill their unexpired terms. The Merger Agreement required the Company to hold a shareholder meeting as soon as practicable to ratify the new Board of Directors' appointments. Lite King functioned as the parent company for National Cabling.

            The Company under its wholly owned subsidiary, National Cabling, continued operations until October 2002. The Company acquired current assets of approximately $738,244, and leasehold improvements and equipment of approximately $300,742 for total assets of $1,038,986 in exchange for 5,149,029 shares of the Company pursuant to the terms of the Merger Agreement. Prior to the merger, there was no material relationship between the Company and National Cabling. (See Management's Discussion and Analysis of Plan of Operation). Due to a lack of funding, the Company ceased all operations in October of 2002.

            During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the $30,861 note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. The Equity Line of Credit Agreement (the "Equity Line") with Cornell Capital Partners is no longer available to the Company at this time. The Company is considered to be a public shell.

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

Results of Operations For the Three Months Ended December 31, 2006, As Compared To The Three Months Ended December 31, 2005.

            Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

            Operating Expense. For the three months ended December 31, 2006 and 2005, we had operating expenses of approximately $6,500 and $3,000 respectively, an increase of 2,500 or 83%. The difference is due to an increase in professional fees.

            Interest Expense. For the three months ended December 31, 2006 and 2005, we had interest expense of approximately $26,000 in each period.

            Net Loss. For the three months ended December 31, 2006, we had a net loss of approximately $32,000 as compared to a net loss of approximately $29,000 for the three months ended December 31, 2005, an increase of $3,000 or 10%.

Results of Operations For the Six Months Ended December 31, 2006, As Compared To The Six Months Ended December 31, 2005.

            Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

            Operating Expense. For the six months ended December 31, 2006 and 2005, we had total operating expenses of $12,000 and $6,000 respectively, an increase of $6,000 or 100%. The difference is due to an increase in professional fees.

            Interest Expense. For the six months ended December 31, 2006 and 2005, we had interest expense of approximately $52,000 in each period.

            Net Loss. For the six months ended December 31, 2006 and 2005, we had a net loss of approximately $63,000 and $58,000 respectively, an increase of $5,000 or 9%.

LIQUIDITY AND CAPITAL RESOURCES

            The Company incurred a net loss of approximately $63,000 for the six months ended December 31, 2006. The Company has no cash on hand as of December 31, 2006. The Company's current liabilities exceeded our current assets by approximately $3,130,000 as of December 31, 2006.

Related Party Transactions

            Due to stockholder - As of December 31, 2006, Cornell Capital Partners has advanced approximately $120,000 to the Company, an increase of approximately $20,000 as of September 30, 2006.

            Note payable to stockholders - As of December 31, 2006, the Company has a note payable totaling $143,010 due to two stockholders, Mr. Wally Pennington and Mr. Robert Personett, the former officers and directors of the Company, which is secured by the Company's assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is currently in default.

            Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett's sister. Mr. Dixon and Mr. Murphy were debenture holders. The debentures matured in 2003 but continue to bear interest at twelve percent annually, payable annually. The holder of a debenture has the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of $2.00 per share or higher for five consecutive trading days. The debentures are currently in default. As at December 31, 2006 accrued interest on this debenture amounted to approximately $229,000.

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

Equity Line of Credit Agreement

            On February 7, 2002, the Company entered into the Credit Agreement (defined above) with Cornel Capital Partners. Pursuant to the Credit Agreement, the Company might, at its discretion, periodically draw funds up to $20,000,000 from issuance of its common stock. For each share of common stock purchased under the Credit Agreement, Cornell Capital Partners would pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The Company was required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for issuance related to the Credit Agreement. The Company was entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement with respect to the equity line of credit shares. The amount of each subsequent advance received by the Company was subject to an aggregate maximum advance amount of $500,000 in any thirty-day period thereafter. The term of the Credit Agreement was thirty-six months beginning on the date the SEC declares that the registration statement effective and subject to termination at the sole discretion of the Company and subject to certain events. The Credit Agreement is no longer in effect and the Company cannot access any funds thereafter.

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

Discontinued operations

            During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets of the Company and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. The Equity Line with Cornell Capital Partners is no longer available to the Company at this time. The Company is considered to be a public shell.

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

            We Have Historically Lost Money And Losses May Continue In The
Future

            For the quarter ended December 31, 2006 we had a net loss of approximately $32,300. For the six months ended December 31, 2006 and 2005, we had a net loss of approximately $63,000 and $58,000 respectively. As of December 31, 2006, the Company had an accumulated deficit of approximately $3,700,000.

            We may never resume operations or acquire an operating company.

            During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the related $31,861 note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. We may never be successful or acquire an operating company. The Company is considered to be a public shell. You may lose your entire investment in the Company.

            We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2006 Were Not Sufficient To Satisfy Our Current Liabilities

            We had a working capital deficit of approximately $3,130,000 as of December 31, 2006, which means that our current liabilities as of that date exceeded our current assets by approximately $3,130,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2006 were not sufficient to satisfy all of our current liabilities on that date.

            Our Obligations Under The Secured Convertible Debentures Issued to Cornell Capital Partners Are Secured By All Of Our Assets and are in default..

            Our obligations under the secured convertible debentures in the principal amount of $250,000 issued to Cornell Capital Partners on February 22, 2002 are secured by all of our assets. These debentures have a term of 2 years. Under the terms of these secured convertible debentures, Cornell Capital Partners could foreclose its security interest and liquidate all of the assets of the Company. As we are currently in default, Cornell Capital Partners could foreclose on the assets whenever they want.

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

            Changes In Internal Controls Over Financial Reporting

            In connection with the evaluation of the Company's internal controls during the Company's fiscal quarter ended December 31, 2006, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

b)        Reports On Form 8-K:

             None

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2007                 LITE KING CORPORATION


                                        By: /s/ John T. Ruddy
                                            ------------------------------------
                                            John T. Ruddy
                                            President, Chief Executive Officer,
                                            and Chief Financial Officer