Form 10QSB
period 2007-03-31
LITE KING CORP
filed 2007-05-11
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

Commission File No. 000-1074267

LITE KING CORP.
(Name of Small Business Issuer in Its Charter)

New York	11-2996988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Hudson St., Jersey City, N.J.	07302
(Address of Principal Executive Offices)	(Zip Code)

(201) 985-8300
(Issuer’s Telephone Number, Including Area Code) FORMER ADDRESS & TELEPHONE NUMBER

1940 Harrison St., Suite 305, Hollywood, FL.	33020
(Address of Former Principal Executive Offices)	(Zip Code)

(954) 983-2213
(Former Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

There were 49,999,940 shares of common stock outstanding as of May 1, 2007.

PART I

ITEM 1. FINANCIAL STATEMENTS

Financial Information

LITE KING CORPORATION
CONDENSED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS

Current assets
Cash	$—
Total current assets	—

Total assets	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,563,226
Convertible debentures - related parties - current portion	400,000
Convertible debentures - current portion	931,677
Due to shareholder	126,511
Note payable to stockholders	143,010
Total current liabilities	3,164,424

Long-term liabilities
Convertible debentures - long-term portion	—

Total liabilities	3,164,424

Stockholders' deficit
Common stock; $0.001 par value; 50,000,000 shares
authorized 49,999,940 shares issued and outstanding	50,000
Additional paid-in capital	585,166
Treasury stock	(48,950)
Accumulated deficit	(3,750,640)
Total stockholders' deficit	(3,164,424)

Total liabilities and stockholders' deficit	$—

See Accompanying Notes to Condensed Financial Statements

LITE KING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006

Revenues	$—	$—	$—	$—

Cost of revenues	—	—	—	—

Gross profit (loss)	—	—	—	—

Operating expenses
General and administrative	9,777	28,596	21,644	34,596
Total operating expenses	9,777	28,596	21,644	34,596

Loss from operations	(9,777)	(28,596)	(21,644)	(34,596)

Other expense
Interest expense	(25,758)	(25,758)	(77,276)	(77,633)
Total other expense	(25,758)	(25,758)	(77,276)	(77,633)

Net loss	$(35,535)	$(54,354)	$(98,920)	$(112,229)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	49,999,940	49,999,940	49,999,940	49,999,940

See Accompanying Notes to Condensed Financial Statements

LITE KING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(98,919)	$(112,229)

Adjustments to reconcile net income loss to net cash
used by operating activities:
Accretion of discount on convertible debentures	—	—
Changes in operating assets and liabilities:
Other assets	—	—
Accounts payable and accrued liabilities	70,375	19,883
Due to shareholders	28,544	92,346
Net cash used by operating activities of continuing
operations	—	—

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements

LITE KING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - Lite King Corporation (hereinafter referred to as the “Company”) currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. As discussed in Note 7, the Company discontinued its operations beginning October 1, 2002. The Company is considered to be a public shell.

History - The Company was incorporated in New York on January 4, 1990 and was formerly engaged in the manufacture and assembly of wiring devices. During 2000, the Company discontinued its manufacturing and assembly business and sold off its business assets to position itself as a merger candidate.

National Cabling Services, Inc. (“NCSI”) was incorporated on June 21, 1995 in the state of Illinois. NCSI’s principal business activity was the design and installation of cabling for computer networks.

On March 16, 2001, the Company merged with NCSI in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, the Company issued 5,149,029 restricted shares of common stock of the Company to the shareholders of NCSI. The Company had 2,484,646 shares issued and outstanding prior to the merger.

The merger was accounted for as a reverse acquisition since NCSI was the continuing accounting entity under generally accepted accounting principles in the United States (“GAAP”), as a result of the recapitalization. Accordingly, a recapitalization occurred, and no goodwill was recorded and the operating results of the Company have been included in the financial statements from the date of consummation of the merger. On this basis, the historical financial statements prior to March 16, 2001 represent the financial statements of NCSI. The historical shareholders’ equity accounts of NCSI as of December 31, 2000 have been retroactively restated for all periods presented to reflect the recapitalization.

Going concern - The Company incurred a net loss of approximately $99,000 for the nine months ended March 31, 2007. The Company’s current liabilities exceed its current assets by approximately $3,164,000 as of March 31, 2007. The Company ceased operations in October 2002 and is considered to be a public shell.

Management’s plan is to merge with an operating company.

Definition of fiscal year - On June 30, 2001, the Company elected to change its fiscal year from December 31 to June 30.

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the first-in, first-out (FIFO) method. Inventory consists principally of finished goods. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

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

Stock-based compensation - The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation”, which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company granted no warrants or options to employees for the three months ended March 31, 2007 and 2006, respectively.

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

Due to stockholder - During the nine months ended March 31, 2007, Cornell Capital Partners, LP (“Cornell Capital Partners”), a significant shareholder, has provided funds to pay professional fees in the amount of approximately $29,000. The funds are unsecured, non-interest bearing and due on demand.

Note payable to stockholders - As of March 31, 2007, the Company had a note payable totaling $143,010 due to two stockholders, Mr. Wally Pennington and Mr. Robert Personett, the former officers and directors of the Company, which is secured by the Company’s assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is currently in default.

Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett’s sister. Mr. Dixon and Mr. Murphy were debenture holders. The debentures matured in 2003 but continue to bear interest at twelve percent annually, payable annually. The holder of a debenture has the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading on an over-the-counter market or on a listed exchange and the average bid price of the common stock of the issuer has maintained a price of $2.00 per share or higher for five (5) consecutive trading days. The debentures are currently in default.

3.	CONVERTIBLE DEBENTURES

On February 7, 2002, pursuant to an Equity Line of Credit Agreement (the “Credit Agreement”) (See Note 5), the Company issued a convertible debenture in the amount of $843,823 to Cornell Capital Partners, LP (“Cornell Capital Partners”). This convertible debenture matured on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell Capital Partners is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and “Loan fees related to equity line of credit” which were to be amortized over the life of the Credit Agreement. However, as discussed in Note 5, the Credit Agreement was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized. This debenture is currently in default.

On February 22, 2002, the Company issued a secured convertible debenture to Cornell Capital Partners in the principal amount of $250,000. This debenture matured in 2004 but continues to bear interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company’s option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell Capital Partners is entitled to voluntarily convert the debentures to common shares of the Company on or after February 22, 2002. This debenture is convertible into shares of the Company’s common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company’s common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company’s common stock for the 5 trading days prior to conversion. The debenture is currently in default.

From August 2002 through November 2002, Cornell Capital Partners converted $162,146 of the $250,000 principal amount of the debenture and received 41,985,345 shares of the Company’s common stock, giving Cornell Capital Partners majority ownership in the Company.

4.	COMMITMENTS AND CONTINGENCIES

Secured borrowing - During the year ended June 30, 2002, the Company entered in a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the Sale and Purchase Agreement to repurchase any receivables sold that remain unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (“FAS”) 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and has classified these transactions as secured borrowings. The Sale and Purchase Agreement allows the Company to borrow up to 80% of receivables sold or maximum credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. An additional fee includes finance fee of prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of March 31, 2007, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling approximately $1,563,000.

Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement agreement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of March 31, 2007, the outstanding payroll tax payable balance was $115,736.

5.	EQUITY LINE OF CREDIT AGREEMENT

On February 7, 2002, the Company entered into the Credit Agreement (defined above) with Cornel Capital Partners. Pursuant to the Credit Agreement, the Company might, at its discretion, periodically draw funds up to $20,000,000 from issuance of its common stock. For each share of common stock purchased under the Credit Agreement, Cornell Capital Partners would pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the 5 days immediately following the notice date. The Company was required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for issuance related to the Credit Agreement. The Company was entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement with respect to the equity line of credit shares. The amount of each subsequent advance received by the Company was subject to an aggregate maximum advance amount of $500,000 in any thirty-day period thereafter. The term of the Credit Agreement was thirty-six months beginning on the date the SEC declares that the registration statement effective and subject to termination at the sole discretion of the Company and subject to certain events. The Credit Agreement is no longer in effect and the Company cannot access any funds thereafter.

Under the Credit Agreement, the Company was required to issue 360,920 shares of the Company’s common stock to Cornell Capital Partners, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823. In February 2002, the Company issued the common stock valued at $159,986, which the Company recorded as “Loan fees related to equity line” which were to be amortized over the life of the Credit Agreement. However, when the Company ceased operations in October of 2002, the Credit Agreement was cancelled and accordingly all remaining loan fees were fully amortized.

Item 2. Management’s Plan Of Operation And Discussion And Analysis

Overview

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing in the Form 10-KSB.

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “see,” “target,” “projects,” “position,” or “continue” or the negative of such terms and other comparable terminology. These statements reflect our current expectations, estimates, and projections. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual events or results may differ materially from what is expressed or forecasted in these forward-looking statements. We disclaim any intention or obligation to update any forward-looking statement.

On March 9, 2001, Lite King Corporation, a New York Corporation (the “Company” or “LK”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation ("National Cabling"), which provided professional design and installation of structured cable systems and electronics in support of high speed telecommunication services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The merger and business reorganization pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. The Merger Agreement called for the merger of National Cabling with a wholly owned subsidiary of the Company, King Cabling Corp; the exchange of all outstanding common shares of National Cabling for common shares of the Company; and the resignation of the existing board of directors and officers of the Company and the appointment of three members of National Cabling's board of directors and officers to fill their unexpired terms. The Merger Agreement required the Company to hold a shareholder meeting as soon as practicable to ratify the new Board of Directors' appointments. Lite King functioned as the parent company for National Cabling.

The Company under its wholly owned subsidiary, National Cabling, continued operations until October 2002. The Company acquired current assets of approximately $738,244, and leasehold improvements and equipment of approximately $300,742 for total assets of $1,038,986 in exchange for 5,149,029 shares of commercial stock of the Company pursuant to the terms of the Merger Agreement. Prior to the merger, there was no material relationship between the Company and National Cabling. Due to a lack of funding, the Company ceased all operations in October of 2002.

During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the $30,861 note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. The Equity Line of Credit Agreement (the “Equity Line”) with Cornell Capital Partners, LP (“Cornell Capital Partners”) is no longer available to the Company at this time. The Company is considered to be a public shell.

On November 14, 2006, the Board of Directors of the Company appointed Mr. John T. Ruddy as the President, Chief Executive Officer, Chief Financial Officer and Sole Director of the Company. Mr. Ruddy has served on the Board of Directors of Lite King since 2004. Mr. Ruddy was also a Director of another public company, Bio-One Corp., from July 2005 until December 2005. Mr. Ruddy has been a Managing Director for Highgate House, LLC since January, 2006. He has contributed to the funding of numerous companies by investing in private placement transactions. Mr. Ruddy is also a Captain at the Jersey City Fire Department, where he became the youngest Captain of the Fire Department and has served since 1995. Mr. Ruddy earned a B.A. from Rutgers University in 1994.

Following the appointment of Mr. Ruddy to the Company’s Board of Directors, Mr. Roy Rodriguez resigned from the Board effective November 14, 2006.

Financial Performance

The Company had a history of losses and ceased operations in October, 2002.

Results of Operations For the Three Months Ended March 31, 2007, As Compared To The Three Months Ended March 31, 2006.

Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

Operating Expense. For the three months ended March 31, 2007 and 2006, we had operating expenses of approximately $10,000 and $29,000 respectively, a decrease of $19,000 or 66%. The difference is due to a decrease in professional fees.

Interest Expense. For the three months ended March 31, 2007 and 2006, we had interest expense of approximately $26,000 in each period.

Net Loss. For the three months ended March 31, 2007, we had a net loss of approximately $36,000 as compared to a net loss of approximately $54,000 for the three months ended March 31, 2006, a decrease of $18,000 or 33%.

Results of Operations For the Nine Months Ended March 31, 2007, As Compared To The Nine Months Ended March 31, 2006.

Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

Operating Expense. For the nine months ended March 31, 2007 and 2006, we had total operating expenses of $22,000 and $35,000 respectively, a decrease of $13,000 or 37%. The difference is due to a decrease in professional fees.

Interest Expense. For the nine months ended March 31, 2007 and 2006, we had interest expense of approximately $78,000 in each period.

Net Loss. For the nine months ended March 31, 2007 and 2006, we had a net loss of approximately $99,000 and $112,000 respectively, a decrease of $13,000 or 12%.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of approximately $99,000 for the nine months ended March 31, 2007. The Company has no cash on hand as of March 31, 2007. The Company’s current liabilities exceeded our current assets by approximately $3,164,000 as of March 31, 2007.

Related Party Transactions

Due to stockholder - As of March 31, 2007, Cornell Capital Partners has advanced approximately $127,000 to the Company, an increase of approximately $7,000 from December 31, 2006.

Note payable to stockholders - As of March 31, 2007, the Company has a note payable totaling $143,010 due to two stockholders, Mr. Wally Pennington and Mr. Robert Personett, the former officers and directors of the Company, which is secured by the Company’s assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is currently in default.

   Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett’s sister. Mr. Dixon and Mr. Murphy were debenture holders. The debentures matured in 2003 but continue to bear interest at twelve percent annually, payable annually. The holder of a debenture has the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading on an over-the-counter market or on a listed exchange and the average bid price of the common stock of the issuer has maintained a price of $2.00 per share or higher for five (5) consecutive trading days. The debentures are currently in default. As at March 31, 2007 accrued interest on this debenture amounted to approximately $241,000.

Convertible Debentures

On February 7, 2002, pursuant to the Equity Line, the Company issued a convertible debenture in the amount of $843,823 to Cornell Capital Partners. This convertible debenture matured on February 7, 2007, is unsecured and bears interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. Cornell is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and “Loan fees related to equity line of credit” which were to be amortized over the life of the Equity Line. However, as discussed in Note 5, the Equity Line was cancelled in October of 2002 and accordingly all remaining loan fees were fully amortized. This debenture is currently in default.

On February 22, 2002, the Company issued a secured convertible debenture to Cornell Capital Partners in the principal amount of $250,000. This debenture matured in 2004 but continues to bear interest at five percent annually. The interest will be paid at the time of maturity or on the conversion date. At the Company’s option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell Capital Partners is entitled to voluntarily convert the debentures to common shares of the Company on or after February 22, 2002. This debenture is convertible into shares of the Company’s common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company’s common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company’s common stock for the 5 trading days prior to conversion. The debenture is currently in default.

From August 2002 through November 2002, Cornell Capital Partners converted $162,146 of the $250,000 principal amount of the debenture and received 41,985,345 shares of the Company’s common stock, giving Cornell Capital Partners majority ownership in the Company.

Equity Line of Credit Agreement

On February 7, 2002, the Company entered into the Credit Agreement (defined above) with Cornell Capital Partners. Pursuant to the Credit Agreement, the Company might, at its discretion, periodically draw funds up to $20,000,000 from issuance of its common stock. For each share of common stock purchased under the Credit Line, Cornell Capital Partners would pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the 5 days immediately following the notice date. The Company was required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for issuance related to the Credit Agreement. The Company was entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement with respect to the equity line of credit shares. The amount of each subsequent advance received by the Company was subject to an aggregate maximum advance amount of $500,000 in any thirty-day period thereafter. The term of the Credit Agreement was thirty-six months beginning on the date the SEC declares that the registration statement effective and subject to termination at the sole discretion of the Company and subject to certain events. The Credit Line is no longer in effect and the Company cannot access any funds thereafter.

Under the Credit Agreement, the Company was required to issue 360,920 shares of the Company’s common stock to Cornell Capital Partners, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823. In February 2002, the Company issued the common stock valued at $159,986, which the Company recorded as “Loan fees related to equity line” which were to be amortized over the life of the Credit Agreement. However, when the Company ceased operations in October of 2002, the Credit Agreement was cancelled and accordingly all remaining loan fees were fully amortized.

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

Certain Business Risks

The Company is subject to various risks that may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company’s common stock. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company’s common stock could decline and you could lose all or part of your investment.

We Have Historically Lost Money And Losses May Continue In The Future

For the quarter ended March 31, 2007 we had a net loss of approximately $36,000.  For the nine months ended March 31, 2007 and 2006, we had a net loss of approximately $99,000 and $112,000 respectively. As of March 31, 2007, the Company had an accumulated deficit of approximately $3,751,000.

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

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets on March 31, 2007 Were Not Sufficient To Satisfy Our Current Liabilities

We had a working capital deficit of approximately $3,164,000 as of March 31, 2007, which means that our current liabilities as of that date exceeded our current assets by approximately $3,164,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2007 were not sufficient to satisfy all of our current liabilities on that date.

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

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

• With a price of less than $5.00 per share;

• That are not traded on a “recognized” national exchange;

• Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

• In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s fiscal quarter ended March 31, 2007, the Company’s Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

LITE KING CORPORATION

Date: May 9, 2007	By:	/s/ John T. Ruddy
John T. Ruddy
President, Chief Executive Officer,
and Chief Financial Officer