Form 10KSB
period 2007-06-30
LITE KING CORP
filed 2007-09-28
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☑  Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2007

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
Common Stock
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. ☐

The Company’s revenues during its most recent fiscal year were $-0-

As of June 30, 2007, there was no aggregate market value of the voting stock held by non-affiliates of the registrant due to the fact that there was no trading market in the shares of the registrant.

The number of shares of common stock, $.001 par value, outstanding as of September 26, 2007: 49,999,940.

LITE KING CORP.

FORM 10-KSB

PART I

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our Company’s future business and (b) our Company’s future financing plans. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

ITEM 1.    DESCRIPTION OF BUSINESS

Lite King Corp. (the “Company" or “Lite King”) was incorporated under the laws of the State of New York on January 4, 1990 for the purpose of conducting all lawful business activities, and began its business activity in the manufacture and assembly of wiring devices.

On March 9, 2001, Lite King entered into a written merger agreement to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation ("National Cabling"), which provided professional design and installation of structured cable systems and electronics in support of high speed telecommunication services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The share exchange and business reorganization pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. The Agreement and Plan of Merger (the "Agreement") called for: (i) the merger of National Cabling with a wholly owned subsidiary of the Company, King Cabling Corp; (ii) the exchange of all outstanding common shares of National Cabling for common shares of the Company; (iii) and the resignation of the existing Board of Directors and Officers of the Company and the appointment of three members of National Cabling's Board of Directors and officers to fill their un-expired terms. The Agreement called for a shareholder meeting to be called as soon as practicable to ratify the new Board of Directors' appointments. Lite King functioned as the parent company for National Cabling.

The Company under the name National Cabling continued operations as National Cabling. Pursuant to the terms of the Agreement, the Company acquired current assets of approximately $738,244, and leasehold improvements and equipment of approximately $300,742 for total assets of $1,038,986 in exchange for 5,149,029 shares of the Company. Prior to the merger, there was no material relationship between the Company and National Cabling. Due to a lack of funding, the Company ceased all operations in October of 2002.

ITEM 2.    DESCRIPTION OF PROPERTY

In October 2002, the Company ceased operations and no longer leased or owned any property.

ITEM 3.    LEGAL PROCEEDINGS

The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit entered into an out-of-court settlement, pursuant to which the Company was required to pay $45,000 to settle all claims. This expense was included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2007, the outstanding payroll tax payable balance was $115,736.

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

	High Bid	Low Bid

Quarter ended September 30, 2004	*	*
Quarter ended December 31, 2004	.0001	.0001
Quarter ended March 31, 2005	.0001	.0001
Quarter ended June 30, 2005	.0001	.0001
Quarter ended September 30, 2005	*	*
Quarter ended December 31, 2005	*	*
Quarter ended March 31, 2006	*	*
Quarter ended June 30, 2006	*	*
Quarter ended September 30, 2006	*	*
Quarter ended December 31, 2006	*	*
Quarter ended March 31, 2007	*	*
Quarter ended June 30, 2007	*	*

*There were no pink sheet market makers for the Company's common stock; therefore, no price information was available.

Number of outstanding shares on June 30, 2007 was 49,999,940.

Dividends - The Company has not paid any dividends since its inception.

DESCRIPTION OF SECURITIES

Common Stock

The Company’s Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2007, 49,999,940 shares of common stock were issued and outstanding.

Convertible Debentures

On February 7, 2002, pursuant to an Equity Line of Credit Agreement (the “Credit Agreement”), the Company issued a convertible debenture in the amount of $843,823 to Cornell Capital Partners, LP (“Cornell Capital Partners”). This convertible debenture matured on February 7, 2007, was unsecured and accrued interest at five percent (5%) annually. Pursuant to the terms of the Agreement, the interest on the convertible debenture was to be paid at the time of maturity or on the conversion date. Cornell Capital Partners is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and “Loan fees related to equity line of credit” which were to be amortized over the life of the Credit Agreement. However, since the debenture was issued in connection with a $20 million Equity Line, and as discussed in Note 5 to the Financial Statements included in this report, the Credit Agreement was no longer in effect as of October, 2002, accordingly all remaining loan fees were fully amortized. This debenture is currently in default, due to non-payment of principal and accrued interest when this convertible debenture matured on February 7, 2007.

On February 22, 2002, the Company issued a secured convertible debenture to Cornell Capital Partners in the principal amount of $250,000. This debenture matured in 2004 but continues to bear interest at five percent (5%) annually. The interest was to be paid at the time of maturity or on the conversion date. At the Company’s option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell Capital Partners is entitled to voluntarily convert the debentures to common shares of the Company on or after February 22, 2002. This debenture is convertible into shares of the Company’s common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company’s common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company’s common stock for the 5 trading days prior to conversion. The debenture is currently in default, due to non-payment of the remaining principal of $87,854 and accrued interest upon maturity in February 2004.

From August 2002 through November 2002, Cornell Capital Partners converted $162,146 of the $250,000 principal amount of the debenture and received 41,985,345 shares of the Company’s common stock, giving Cornell Capital Partners majority ownership in the Company.

Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett’s sister. The debentures matured in 2003 but continue to bear interest at twelve percent (12%) annually, payable annually. The holder of a debenture has the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of $2.00 per share or higher for five (5) consecutive trading days. The debentures are currently in default, due to non-payment of principal and accrued interest upon maturity in 2003.

Stock Options and Warrants

No options or warrants were granted for the years ended June 30, 2007 and 2006.

Transfer Agent

The transfer agent for the Company’s common stock is Jersey Transfer & Trust Co., 201 Bloomfield Ave., P.O. Box 36, Verona, NJ 07044.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in the Form 10-KSB. See "Information Regarding Forward-Looking Statements".

On March 9, 2001, the Company entered into an Agreement and Plan of Merger (“Agreement”) to acquire all of the common stock of National Cabling Services, Inc., an Illinois corporation ("National Cabling"), which provided professional design and installation of structured cable systems and electronics in support of high speed telecommunication services such as LAN/WAN, VoIP, PBX systems and outside plant systems. The share exchange and business reorganization pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, was completed on March 16, 2001. The Agreement called for the merger of National Cabling with a wholly owned subsidiary of the Company, King Cabling Corp; the exchange of all outstanding common shares of National Cabling for common shares of the Company; and the resignation of the existing Board of Directors and officers of the Company and the appointment of three members on National Cabling's Board of directors and officers to fill their un-expired terms. Lite King functioned as the parent company for National Cabling. The Company filed an 8-K on July 24, 2001 reporting that on July 15, 2001, National Cabling amended its by-laws and changed its fiscal year from a calendar year to July 1st through June 30th, in order to have the same fiscal year as the Company.

The Company under the name National Cabling continued the operations of National Cabling. Pursuant to the terms of the Agreement, the Company acquired current assets of approximately $738,244, and leasehold improvements and equipment of approximately $300,742 for total assets of $1,038,986 in exchange for 5,149,029 shares of the Company’s common stock. Prior to merger, there was no material relationship between the Company and National Cabling.

Through its wholly-owned subsidiary, National Cabling, the Company’s services and business activities included providing consulting services for integrating disparate systems, evaluating current systems and developing solutions for evolving technologies. The Company provided design and engineering services for a wide variety of telecommunications infrastructure systems, including inside plant, outside plant, campus environments, wireless RF systems, microwave PP, video distribution, VoIP and PBX systems, fiber optics and aerial cable installations. The Company performed installation services in a wide variety of environments including warehouses, manufacturing plants, campuses, office buildings and multi-site rollouts. Project management was another service provided by the Company.

   During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets and paid the remaining principal balances on the related note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. No current agreements or arrangements for any financing and/or mergers with operating entities are available. The Company is considered to be a public shell.

Current Plan

Management’s plan is to locate an operating company to acquire.

Financial Performance

The Company has a history of losses and ceased operations in October, 2002.

Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America required management to make a wide variety of estimates and assumptions that affected (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely made judgments and estimates about the effect of matters that were inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments became even more subjective and complex. The Company had identified certain accounting policies that were most important to the portrayal of our current financial condition and results of operations. The Company’s significant accounting policies were as follows:

Inventory - Inventory was stated at the lower of cost or market. Cost was principally determined by using the first-in, first-out (FIFO) method. Inventory consisted principally of finished goods. The Company’s management monitored the inventory for excess and obsolete items and made necessary valuation adjustments when required.

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

As of June 30, 2007, the Company had available net operating loss carryforwards that would expire in various periods through 2027. Such losses might not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company had established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive income (loss) - The Company had no components of other comprehensive income. Accordingly, net loss equaled comprehensive loss for all periods.

Stock-based compensation - The Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applied SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company used the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation was valued using the market price of the stock on the date of the related agreement.

The Company granted no warrants or options to employees for the years ended June 30, 2007 and 2006.

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

Commitments And Contingencies

Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit had entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense was included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2007, the outstanding payroll tax payable balance was $115,736.

NEW ACCOUNTING PRONOUNCEMENTS:

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations, or cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”). EITF No. 06-3 provides guidance for income statement presentation and disclosure of any tax assessed by a governmental authority that is both imposed on and con current with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes. Presentation of taxes within the scope of this EITF issue may be made on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues), with appropriate accounting policy disclosure. EITF No. 06-3 is effective for reporting periods beginning after December 15, 2006. The impact of adoption of this statement is not expected to be significant.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN No. 48”), which is effective in fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on the Company’s tax return. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The impact of adoption of this statement is not expected to be significant.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. This Statements amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The impact of adoption of this statement is not expected to be significant.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). As a result of SFAS No. 157, there will be a common definition of fair value to be used throughout GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the accounting and disclosure requirements of SFAS No. 157.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure meany financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The effective date will be as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The impact of adoption of this statement is not expected to be significant.

Results of Operations For the Year Ended June 30, 2007, As Compared To The Year Ended June 30, 2006.

Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue for the years ended June 30, 2007 and 2006.

Operating Expense. For the year ended June 30, 2007, we had total operating expenses of approximately $142,000 as compared to total operating expenses of approximately $52,000 for the year ended June 30, 2006, an increase of approximately $90,000 or 173%. The increase was mainly due to the settlement and accrual of professional fees.

 Interest Expense. For the years ended June 30, 2007 and June 30, 2006, we had interest expense of approximately $103,000 in each period.

Net Loss. For the year ended June 30, 2007, we had a net loss of approximately $245,000 as compared to a net loss of approximately $155,000 for the year ended June 30, 2006, an increase of approximately $90,000 or 58%. The increase was mainly due to the settlement and accrual of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of approximately $245,000 for the year ended June 30, 2007. The Company’s current liabilities exceeded our current assets by approximately $3,310,000 as of June 30, 2007. There was no Cash on hand as of June 30, 2007.

Related Party Transactions

Due to stockholder - As of June 30, 2007, Cornell Capital Partners, a significant shareholder, has provided funds to pay professional fees in the amount of approximately $178,000. The funds are unsecured, non-interest bearing and due on demand.

Note payable to stockholders - As of June 30, 2007, the Company had a note payable totaling $143,010 due to two stockholders and former officers and directors of the Company, Mr. Wally Pennington and Mr. Robert Personett, which is secured by the Company’s assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is currently in default, due to non-payment of principal and accrued interest upon maturity of the note.

Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett’s sister. The debentures matured in 2003 but continue to bear interest at twelve percent annually, payable annually. The holder of a debenture has the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of $2.00 per share or higher for five (5) consecutive trading days. The debentures are currently in default, due to non-payment of principal and accrued interest upon maturity in 2003.

Convertible Debentures

On February 7, 2002, pursuant to an Equity Line of Credit Agreement (the “Credit Agreement”), the Company issued a convertible debenture in the amount of $843,823 to Cornell Capital Partners, LP (“Cornell Capital Partners”). This convertible debenture matured on February 7, 2007, was unsecured and accrued interest at five percent (5%) annually. Pursuant to the terms of the Agreement, the interest on the convertible debenture was to be paid at the time of maturity or on the conversion date. Cornell Capital Partners is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and “Loan fees related to equity line of credit” which were to be amortized over the life of the Credit Agreement. However, since the debenture was issued in connection with a $20 million Equity Line, and as discussed in Note 5 to the Financial Statements included in this report, the Credit Agreement was no longer in effect as of October, 2002, accordingly all remaining loan fees were fully amortized. This debenture is currently in default, due to non-payment of principal and accrued interest when this convertible debenture matured on February 7, 2007.

On February 22, 2002, the Company issued a secured convertible debenture to Cornell Capital Partners in the principal amount of $250,000. This debenture matured in 2004 but continues to bear interest at five percent (5%) annually. The interest was to be paid at the time of maturity or on the conversion date. At the Company’s option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell Capital Partners is entitled to voluntarily convert the debentures to common shares of the Company on or after February 22, 2002. This debenture is convertible into shares of the Company’s common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company’s common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company’s common stock for the 5 trading days prior to conversion. The debenture is currently in default, due to non-payment of the remaining principal of $87,854 and accrued interest upon maturity in February 2004.

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

We Have Historically Lost Money And Losses May Continue In The Future

For the years ended June 30, 2007 and 2006, we had a net loss of approximately $245,000 and $155,000 respectively. As of June 30, 2007, the Company had an accumulated deficit of approximately $3,897,000. You may lose your entire investments in the Company.

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

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2007 Were Not Sufficient To Satisfy Our Current Liabilities

We had a working capital deficit of approximately $3,310,000 as of June 30, 2007, which means that our current liabilities as of that date exceeded our current assets by approximately $3,310,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2007 were not sufficient to satisfy all of our current liabilities on that date. We have no means to pay current liabilities.

Our Obligations Under The Secured Convertible Debentures Issued to Cornell Capital Partners Are Secured By All Of Our Assets and are in default.

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s fourth fiscal quarter ended June 30, 2007, the Company’s Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and director of the Company as of June 30, 2007 are as follows:

John T. Ruddy    President, Chief Executive Officer, Chief Financial Officer and Sole Director

On November 14, 2006, the Board of Directors of the Company appointed Mr. John T. Ruddy as the President, Chief Executive Officer, Chief Financial Officer and Sole Director of the Company. Mr. Ruddy has served on the Board of Directors of Lite King since November, 2004. He also was a Director at the public company Bio-One Corp. from July 2005 until December 2005. Mr. Ruddy has been a Managing Director for Highgate House, LLC since January 2006. He has contributed to the funding of numerous companies by investing in private placement transactions. Mr. Ruddy is also a Captain at the Jersey City Fire Department, where he became the youngest Captain of the Fire Department and has served since 1995. Mr. Ruddy earned a B.A. from Rutgers University in 1994.

Former Executive Officers and Director:

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

ITEM 10.    EXECUTIVE COMPENSATION.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
John T. Ruddy (1)	2007	--	--	--	--	--
John T. Ruddy (1)	2006	--	--	--	--	--
Roy Rodriguez (1)	2006	--	--	--	--	--
David Norris (1)	2006	--	--	--	--	--
David Norris (1)	2005	--	--	--	--	--

(1)	President, Chief Executive Officer, Chief Financial Officer, and Sole Director of the Company.

No options or warrants were granted for the years ended June 30, 2007 and 2006.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

a.    The following table sets forth information as of September 25, 2007, with respect to all shareholders known by the Company to be beneficial owners of more than 5% of the outstanding Common Stock, all directors, and all directors and executive officers as a group. Except as noted below, each shareholder has sole voting and investment power with respect to shares owned.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percent*

Cornell Capital Partners, L.P. 101 Hudson Street, Ste. 3606 Jersey City, NJ 07302	41,985,345	83.97%

*Based upon 49,999,940 shares outstanding.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes payable - related parties consisted of the following as of June 30, 2007:

Note payable to stockholders- Note payable due to two stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company’s former officers and directors, which was secured by the Company’s assets, bearing interest at 6% per annum, with principal and interest due on August 2, 2002. This note payable is in default as of the date of this report.	$143,010

Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett.’s sister. The debentures matured in 2003 but continue to bear interest at twelve percent annually, payable annually. The holder of a debenture has the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock on the issuer has maintained a price of $2.00 per share or higher for five (5) consecutive trading days. The debentures are currently in default.
400,000

Total	$543,010

ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

Current Report on Item 5 - Change in Registrant’s President, Chief Executive Officer, Chief Financial Officer and Sole Director, effective June 21, 2006, was filed on September 28, 2006.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services by L.L. Bradford & Company, LLC, our independent auditors, for the years ended June 30, 2007 and 2006:

	2007	2006
Audit fees	$16,000	$16,000
Audit Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

TOTAL	$16,000	$16,000

Audit Fees. This category includes the aggregate fee billed for professional services rendered for the audits of our financial statements for the years ended June 30, 2007 and 2006, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during 2007 and 2006, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under "Audit Fees," and generally consist of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under "Audit Fees," "Audit-Related Fees," or "Tax Fees."

In the past, our Board of Directors has reviewed and approved the fees to be paid to the auditors. Such fees have been based upon the complexity of the matters in question and the time incurred by the auditors. We believe that the fees negotiated in the past with the auditors were reasonable in the circumstances and would be comparable to fees charged by other auditors providing similar services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2007	LITE KING CORP.

	By:	/s/ John T. Ruddy
John T. Ruddy
President, Chief Executive Officer, and Chief Financial Officer

Table of Contents

LITE KING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders
Lite King Corporation
Jersey City, New Jersey

We have audited the accompanying balance sheet of Lite King Corporation as of June 30, 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lite King Corporation as of June 30, 2007, and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
September 26, 2007
Las Vegas, Nevada

LITE KING CORPORATION
BALANCE SHEET
JUNE 30, 2007

ASSETS

Current assets
Cash	$--
Total current assets	--

Total assets	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,657,658
Convertible debentures - related parties - current portion	400,000
Convertible debentures - current portion	931,677
Due to stockholder	177,847
Notes payable to stockholders	143,010
Total current liabilities	3,310,192

Long-term liabilities
Convertible debentures - long-term portion	--

Total liabilities	3,310,192

Commitments and Contingencies

Stockholders' deficit
Common stock; $0.001 par value; 50,000,000 shares
authorized 49,999,940 shares issued and outstanding	50,000
Additional paid-in capital	585,166
Treasury stock	(48,950)
Accumulated deficit	(3,896,408)
Total stockholders' deficit	(3,310,192)

Total liabilities and stockholders' deficit	$--

See Accompanying Notes to Financial Statements

LITE KING CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended June 30,
	2007	2006

Revenues	$--	$--

Cost of revenues	--	--

Gross profit (loss)	--	--

Operating expenses
General and administrative	141,654	51,667
Total operating expenses	141,654	51,667

Loss from operations	(141,654)	(51,667)

Other expense
Interest expense	(103,033)	(103,391)
Total other expense	(103,033)	(103,391)

Net loss	$(244,687)	$(155,058)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	49,999,940	49,999,940

See Accompanying Notes to Financial Statements

LITE KING CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT

						Total
	Common Stock		Additional	Treasury	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Stock	Deficit	Deficit

Balance, June 30, 2005	49,999,940	$50,000	$585,166	$(48,950)	$(3,496,663)	$(2,910,447)

Net loss	--	--	--	--	(155,058)	(155,058)

Balance, June 30, 2006	49,999,940	50,000	585,166	(48,950)	(3,651,721)	(3,065,505)

Net loss	--	--	--	--	(244,687)	(244,687)

Balance, June 30, 2007	49,999,940	$50,000	$585,166	$(48,950)	$(3,896,408)	$(3,310,192)

See Accompanying Notes to Financial Statements

LITE KING CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(244,687)	$(155,058)

Adjustments to reconcile loss to net cash used by
operating activities:
Changes in operating assets and liabilities:
Change in other assets	--	--
Change in accounts payable and accrued liabilities	164,807	57,091
Net cash used by operating activities from continuing
operations	(79,880)	(97,967)

Cash flows from financing activities:
Change in due to stockholder	79,880	97,967
Net cash used by financing activities from continuing
operations	79,880	97,967

Net change in cash	--	--

Cash, beginning of period	--	--

Cash, end of period	$--	$--

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$--

Cash paid for interest	$--	$--

See Accompanying Notes to Financial Statements

LITE KING CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - Lite King Corporation (hereinafter referred to as the “Company”) currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. The Company discontinued their operations beginning October 1, 2002. The Company is considered to be a public shell.

History -The Company was incorporated in New York on January 4, 1990 and was formerly engaged in the manufacture and assembly of wiring devices. During 2000, the Company discontinued its manufacturing and assembly business and sold off its business assets to position itself as a merger candidate.

National Cabling Services, Inc. (“NCSI”) was incorporated on June 21, 1995 in the state of Illinois. The Company’s principal business activity was the design and installation of cabling for computer networks.

On March 16, 2001, the Company merged with NCSI in a reverse acquisition. In consideration of receiving all of the issued and outstanding shares of NCSI, LK issued 5,149,019 restricted shares of common stock to the shareholders of NCSI. The Company had 2,484,646 shares issued and outstanding prior to the merger.

The merger was accounted for as a reverse acquisition since NCSI is the continuing accounting entity under generally accepted accounting principles in the United States (“GAAP”), as a result of the recapitalization. Accordingly, a recapitalization occurred and no goodwill was recorded and the operating results of LK have been included in the financial statements from the date of consummation of the merger. On this basis, the historical financial statements prior to March 16, 2001 represent the financial statements of NCSI. The historical shareholders’ equity accounts of NCSI as of December 31, 2000 have been retroactively restated for all periods presented to reflect the recapitalization.

Going Concern - The Company incurred a net loss of approximately $245,000 for the year ended June 30, 2007. The Company’s current liabilities exceed its current assets by approximately $3,310,000 as of June 30, 2007. The Company ceased operations in October 2002 and is considered to be a public shell.

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

As of June 30, 2007, the Company has available net operating loss carryforwards that will expire in various periods through 2027. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Stock-based compensation - The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation”, which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company granted no warrants or options to employees for the years ended June 30, 2007 and 2006.

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

LITE KING CORPORATION
NOTES TO FINANCIAL STATEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations, or cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”). EITF No. 06-3 provides guidance for income statement presentation and disclosure of any tax assessed by a governmental authority that is both imposed on and con current with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes. Presentation of taxes within the scope of this EITF issue may be made on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues), with appropriate accounting policy disclosure. EITF No. 06-3 is effective for reporting periods beginning after December 15, 2006. The impact of adoption of this statement is not expected to be significant.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN No. 48”), which is effective in fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on the Company’s tax return. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The impact of adoption of this statement is not expected to be significant.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. This Statements amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The impact of adoption of this statement is not expected to be significant.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). As a result of SFAS No. 157, there will be a common definition of fair value to be used throughout GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the accounting and disclosure requirements of SFAS No. 157.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure meany financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The effective date will be as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The impact of adoption of this statement is not expected to be significant.

LITE KING CORPORATION
NOTES TO FINANCIAL STATEMENTS

2.	RELATED PARTY TRANSACTIONS

Due to stockholder - As of June 30, 2007, the Company’s principal stockholder has advanced approximately $178,000 to the Company.

Note payable to stockholders - As of June 30, 2007, the Company has a note payable totaling $143,010 due to two stockholders, Mr. Wally Pennington and Mr. Robert Personett, the Company’s former officers and directors, which is secured by the Company’s assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is currently in default, due to non-payment of principal and accrued interest upon maturity of the note.

Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett’s sister. The debentures matured in 2003 and continue to bear interest at twelve percent annually, payable annually. The holder of a Debenture has the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading in an over-the-counter market or on a listed exchange and the average bid price of the common stock of the issuer has maintained a price of $2.00 per share or higher for five (5) consecutive trading days. The debentures are currently in default, due to non-payment of principal and accrued interest upon maturity in 2003.

3.	CONVERTIBLE DEBENTURES

On February 7, 2002, pursuant to an Equity Line of Credit Agreement (the “Credit Agreement”), the Company issued a convertible debenture in the amount of $843,823 to Cornell Capital Partners, LP (“Cornell Capital Partners”). This convertible debenture matured on February 7, 2007, was unsecured and accrued interest at five percent (5%) annually. Pursuant to the terms of the Agreement, the interest on the convertible debenture was to be paid at the time of maturity or on the conversion date. Cornell Capital Partners is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and “Loan fees related to equity line of credit” which were to be amortized over the life of the Credit Agreement. However, since the debenture was issued in connection with a $20 million Equity Line, and as discussed in Note 5 to the Financial Statements included in this report, the Credit Agreement was no longer in effect as of October, 2002, accordingly all remaining loan fees were fully amortized. This debenture is currently in default, due to non-payment of principal and accrued interest when this convertible debenture matured on February 7, 2007.

On February 22, 2002, the Company issued a secured convertible debenture to Cornell Capital Partners in the principal amount of $250,000. This debenture matured in 2004 but continues to bear interest at five percent (5%) annually. The interest was to be paid at the time of maturity or on the conversion date. At the Company’s option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell Capital Partners is entitled to voluntarily convert the debentures to common shares of the Company on or after February 22, 2002. This debenture is convertible into shares of the Company’s common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company’s common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company’s common stock for the 5 trading days prior to conversion. The debenture is currently in default, due to non-payment of the remaining principal of $87,854 and accrued interest upon maturity in February 2004.

LITE KING CORPORATION
NOTES TO FINANCIAL STATEMENTS

From August 2002 through November 2002, Cornell Capital Partners converted $162,146 of the $250,000 principal amount of the debenture and received 41,985,345 shares of the Company’s common stock, giving Cornell Capital Partners majority ownership in the Company.

4.	COMMITMENTS AND CONTINGENCIES

Secured borrowing - During the year ended June 30, 2002, the Company entered in a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with a lender for the sale of certain trade receivables to the lender. The Company is obligated under the Sale and Purchase Agreement to repurchase any receivables sold that remain unpaid for 90 days following its original invoice date. Therefore, the Company adopted Financial Accounting Standard (FAS) 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and has classified these transactions as secured borrowings. The Sale and Purchase Agreement allows the Company to borrow up to 80% of receivables sold or maximum credit ($400,000), whichever is less. A factoring fee of 1% each 30 days is charged on face value of each financed invoice. Additional fee includes finance fee of Prime plus 5% on the average daily financed balance payable monthly in arrears. Application of receipts for interest calculation will occur after four business days. The term is based on six months with six month renewals (30 day advance written notice for rate negotiation or termination). As of June 30, 2007, the secured borrowing totaling $13,250 was recorded as part of accounts payable and accrued liabilities totaling approximately $1,658,000.

Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of June 30, 2007, the outstanding payroll tax payable balance was $115,736.

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

Under the Credit Agreement, the Company is required to issue 360,920 shares of the Company’s common stock to Cornell Capital Partners, 20,000 shares to a placement agent, and issue a convertible debenture in the amount of $843,823 (See Note 3). In February 2002 the Company issued the common stock valued at $159,986 which the Company recorded as “Loan fees related to equity line” which were to be amortized over the life of the Credit Agreement. However, when the Company ceased operations in October of 2002, the Credit Agreement was cancelled and accordingly all remaining loan fees were fully amortized.