Form 10QSB
period 2007-09-30
LITE KING CORP
filed 2007-11-13
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes☒ No☐

There were 49,999,940 shares of common stock outstanding as of November 10, 2007.

PART I

Item 1.	Financial Statements

Financial Information

LITE KING CORPORATION
BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

Current assets
Cash	$--
Total current assets	--

Total assets	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,634,268
Convertible debentures - related parties - current portion	400,000
Convertible debentures - current portion	931,677
Due to stockholder	239,520
Notes payable to stockholders	143,010
Total current liabilities	3,348,475

Long-term liabilities
Convertible debentures - long-term portion	--

Total liabilities	3,348,475

Commitments and Contingencies

Stockholders' deficit
Common stock; $0.001 par value; 50,000,000 shares
authorized 49,999,940 shares issued and outstanding	50,000
Additional paid-in capital	585,166
Treasury stock	(48,950)
Accumulated deficit	(3,934,691)
Total stockholders' deficit	(3,348,475)

Total liabilities and stockholders' deficit	$--

See Accompanying Notes to Condensed Financial Statements

LITE KING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,
	2007	2006

Revenues	$--	$--

Cost of revenues	--	--

Gross profit (loss)	--	--

Operating expenses
General and administrative	12,525	5,370
Total operating expenses	12,525	5,370

Loss from operations	(12,525)	(5,370)

Other expense
Interest expense	(25,758)	(25,758)
Total other expense	(25,758)	(25,758)

Net loss	$(38,283)	$(31,128)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	49,999,940	49,999,940

See Accompanying Notes to Condensed Financial Statements

LITE KING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(38,283)	$(31,128)

Adjustments to reconcile loss to net cash used by
operating activities:
Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities	(23,390)	31,128
Net cash used by operating activities from continuing
operations	(61,673)	--

Cash flows from financing activities:
Change in due to stockholder	61,673	--
Net cash used by financing activities from continuing
operations	61,673	--

Net change in cash	--	--

Cash, beginning of period	--	--

Cash, end of period	$--	$--

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$--

Cash paid for interest	$--	$--

See Accompanying Notes to Condensed Financial Statements

LITE KING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - Lite King Corporation (hereinafter referred to as the “Company”) currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. The Company discontinued its operations beginning October 1, 2002 and is considered to be a public shell.

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

Going concern - The Company incurred a net loss of approximately $38,000 for the three months ended September 30, 2007. The Company’s current liabilities exceed its current assets by approximately $3,348,000 as of September 30, 2007. The Company ceased operations in October 2002 and is considered to be a public shell.

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

Due to stockholder - As of September 30, 2007, Cornell Capital Partners, LP (“Cornell Capital Partners”), a significant shareholder, has provided funds to pay professional fees in the amount of approximately $240,000. The funds are unsecured, non-interest bearing and due on demand.

Note payable to stockholders - As of September 30, 2007, the Company had a note payable totaling $143,010 due to two stockholders and former officers and directors of the Company, Mr. Wally Pennington and Mr. Robert Personett, which is secured by the Company’s assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is currently in default, due to non-payment of principal and accrued interest upon maturity of the note.

Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the aggregate amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett’s sister. The debentures matured in 2003 but continue to bear interest at twelve percent annually, payable annually. The holder of a debenture has the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading on an over-the-counter market or on a listed exchange and the average bid price of the common stock of the issuer has maintained a price of $2.00 per share or higher for five (5) consecutive trading days. The debentures are currently in default, due to non-payment of principal and accrued interest upon maturity in 2003. As of September 30, 2007 accrued interest on the debentures amounted to approximately $265,000.

3.	CONVERTIBLE DEBENTURES

On February 7, 2002, pursuant to an Equity Line of Credit Agreement (the “Credit Agreement”), the Company issued a convertible debenture in the amount of $843,823 to Cornell Capital Partners. This convertible debenture matured on February 7, 2007, is unsecured and accrued interest at five percent (5%) annually. Pursuant to the terms of the debenture, the interest on the convertible debenture was to be paid at the time of maturity or on the conversion date. Cornell Capital Partners is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and “Loan fees related to equity line of credit” which were to be amortized over the life of the Credit Agreement. However, since the debenture was issued in connection with a $20 million Credit Agreement, and as discussed in Note 5 to the Financial Statements included in this report, the Credit Agreement was no longer in effect as of October, 2002, accordingly all remaining loan fees were fully amortized. This debenture is currently in default, due to non-payment of principal and accrued interest when this convertible debenture matured on February 7, 2007.

On February 22, 2002, the Company issued a secured convertible debenture to Cornell Capital Partners in the principal amount of $250,000. This debenture matured in 2004 but continues to bear interest at five percent (5%) annually. The interest was to be paid at the time of maturity or on the conversion date. At the Company’s option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell Capital Partners is entitled to voluntarily convert the debenture to common shares of the Company on or after February 22, 2002. This debenture is convertible into shares of the Company’s common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company’s common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company’s common stock for the 5 trading days prior to conversion. The debenture is currently in default, due to non-payment of the remaining principal of $87,854 and accrued interest upon maturity in February 2004.

From August 2002 through November 2002, Cornell Capital Partners converted $162,146 of the $250,000 principal amount of the debenture and received 41,985,345 shares of the Company’s common stock, giving Cornell Capital Partners majority ownership in the Company.

4.	COMMITMENTS AND CONTINGENCIES

Litigation - The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement agreement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of September 30, 2007, the outstanding payroll tax payable balance was $115,736.

5.	EQUITY LINE OF CREDIT AGREEMENT

On February 7, 2002, the Company entered into the Credit Agreement (defined in Note 3 above) with Cornel Capital Partners. Pursuant to the Credit Agreement, the Company might, at its discretion, periodically draw funds up to $20,000,000 from issuance of its common stock. For each share of common stock purchased under the Credit Agreement, Cornell Capital Partners would pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the 5 days immediately following the notice date. The Company was entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement which was to register shares underlying the Credit Agreement. The amount of each subsequent advance received by the Company was subject to an aggregate maximum advance amount of $500,000 in any thirty-day period thereafter. The term of the Credit Agreement was thirty-six months beginning on the date the SEC declares the registration statement effective and subject to termination at the sole discretion of the Company and subject to certain events. The Credit Agreement is no longer in effect and the Company cannot access any funds thereunder.

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

Item 2. Management’s Plan Of Operation And Discussion And Analysis

Overview

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing in Lite King Corp.’s Form 10-KSB filed on September 28, 2007.

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

The Company under the name National Cabling continued the operations of National Cabling. Pursuant to the terms of the Merger Agreement, the Company acquired current assets of approximately $738,244, and leasehold improvements and equipment of approximately $300,742 for total assets of $1,038,986 in exchange for 5,149,029 shares of the Company’s common stock. Prior to merger, there was no material relationship between the Company and National Cabling.

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

On November 14, 2006, the Board of Directors of the Company appointed Mr. John T. Ruddy as the President, Chief Executive Officer, Chief Financial Officer and Director of the Company. Mr. Ruddy has served on the Board of Directors of Lite King since 2004. Mr. Ruddy was also a Director of another public company, Bio-One Corp., from July 2005 until December 2005. Mr. Ruddy has been a Managing Director for Highgate House, LLC since January, 2006. He has contributed to the funding of numerous companies by investing in private placement transactions. Mr. Ruddy is also a Captain at the Jersey City Fire Department, where he became the youngest Captain of the Fire Department and has served since 1995. Mr. Ruddy earned a B.A. from Rutgers University in 1994.

Following the appointment of Mr. Ruddy to the Company’s Board of Directors, Mr. Roy Rodriguez resigned from the Board effective November 14, 2006.

Financial Performance

The Company had a history of losses and ceased operations in October 2002.

Results of Operations For the Three Months Ended September 30, 2007, As Compared To The Three Months Ended September 30, 2006.

Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during the three month periods ended September 30, 2007 and 2006.

Operating Expense. For the three months ended September 30, 2007 and 2006, we had operating expenses of approximately $12,500 and $5,400 respectively, an increase of $7,100 or 131%. The difference is due to an increase in professional fees.

 Interest Expense. For the three months ended September 30, 2007 and 2006, we had interest expense of approximately $26,000 in each period.

Net Loss. For the three months ended September 30, 2007, we had a net loss of approximately $38,000 as compared to a net loss of approximately $31,000 for the three months ended September 30, 2006, an increase of $7,000 or 22%.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of approximately $38,000 for the three months ended September 30, 2007. The Company has no cash on hand as of September 30, 2007. The Company’s current liabilities exceeded our current assets by approximately $3,348,000 as of September 30, 2007. As of September 30, 2007, the Company had an accumulated deficit of approximately $3,935,000.

Related Party Transactions

Due to stockholder - As of September 30, 2007, Cornell Capital Partners, a significant shareholder, has provided funds to pay professional fees in the amount of approximately $240,000. The funds are unsecured, non-interest bearing and due on demand.

Note payable to stockholders - As of September 30, 2007, the Company had a note payable totaling $143,010 due to two stockholders and former officers and directors of the Company, Mr. Wally Pennington and Mr. Robert Personett, which is secured by the Company’s assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is currently in default, due to non-payment of principal and accrued interest upon maturity of the note.

Convertible debentures - former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the aggregate amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett’s sister. The debentures matured in 2003 but continue to bear interest at twelve percent annually, payable annually. The holder of a debenture has the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading on an over-the-counter market or on a listed exchange and the average bid price of the common stock of the issuer has maintained a price of $2.00 per share or higher for five (5) consecutive trading days. The debentures are currently in default. As at September 30, 2007 accrued interest on the debentures amounted to approximately $265,000.

Convertible Debentures

On February 7, 2002, pursuant to the Equity Line of Credit Agreement (the “Credit Agreement”), the Company issued a convertible debenture in the amount of $843,823 to Cornell Capital Partners. This convertible debenture matured on February 7, 2007, was unsecured and accrued interest at five percent (5%) annually. Pursuant to the terms of the debentue, the interest on the convertible debenture was to be paid at the time of maturity or on the conversion date. Cornell Capital Partners is entitled to convert, and sell on the same day, at any time from time to time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a price per share equal to $0.41 per share. The Company has accounted for this transaction as a long-term liability and “Loan fees related to equity line of credit” which were to be amortized over the life of the Equity Agreement. However, since the debenture was issued in connection with a $20 million Credit Agreement, and as discussed in Note 5 to the Financial Statements included in this report, the Credit Agreement was no longer in effect as of October, 2002, accordingly all remaining loan fees were fully amortized. This debenture is currently in default, due to non-payment of principal and accrued interest when this convertible debenture matured on February 7, 2007.

On February 22, 2002, the Company issued a secured convertible debenture to Cornell Capital Partners in the principal amount of $250,000. This debenture matured in 2004 but continues to bear interest at five percent (5%) annually. The interest was to be paid at the time of maturity or on the conversion date. At the Company’s option, the entire principal amount and all accrued interest can be either (a) paid to the investors at maturity or (b) converted to common shares of the Company. Cornell Capital Partners is entitled to voluntarily convert the debenture to common shares of the Company on or after February 22, 2002. This debenture is convertible into shares of the Company’s common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company’s common stock as of February 14, 2002, or (b) 80% of the average of the 3 lowest closing bid prices of the Company’s common stock for the 5 trading days prior to conversion. The debenture is currently in default, due to non-payment of the remaining principal of $87,854 and accrued interest upon maturity in February 2004.

From August 2002 through November 2002, Cornell Capital Partners converted $162,146 of the $250,000 principal amount of the debenture and received 41,985,345 shares of the Company’s common stock, giving Cornell Capital Partners majority ownership in the Company.

Equity Line of Credit Agreement

On February 7, 2002, the Company entered into the Credit Agreement (defined in Note 3 above) with Cornell Capital Partners. Pursuant to the Credit Agreement, the Company might, at its discretion, periodically draw funds up to $20,000,000 from issuance of its common stock. For each share of common stock purchased under the Credit Line, Cornell Capital Partners would pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the 5 days immediately following the notice date. The Company was required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for issuance related to the Credit Agreement. The Company was entitled to $1.5 million, in the aggregate, in the first thirty calendar day period after the effective date of the registration statement which was to register shares underlying the Credit Agreement. The amount of each subsequent advance received by the Company was subject to an aggregate maximum advance amount of $500,000 in any thirty-day period thereafter. The term of the Credit Agreement was thirty-six months beginning on the date the SEC declares the registration statement effective and subject to termination at the sole discretion of the Company and subject to certain events. The Credit Line is no longer in effect and the Company cannot access any funds thereunder.

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

Discontinued operations

During October 2002, the Company adopted a formal plan to discontinue all operations. As of December 31, 2002, the Company completed the sale of all assets of the Company and paid the remaining principal balances on the note payable and capital lease obligations. The Company currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. The Credit Agreement with Cornell Capital Partners is no longer available to the Company at this time. The Company is considered to be a public shell.

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

We Have Historically Lost Money And Losses May Continue In The Future

For the quarter ended September 30, 2007 and 2006, we had a net loss of approximately $38,000 and $31,000 respectively. The Company’s current liabilities exceeded our current assets by approximately $3,348,000 as of September 30, 2007. As of September 30, 2007, the Company had an accumulated deficit of approximately $3,935,000. You may lose your entire investments in the Company.

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

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets on September 30, 2007 Were Not Sufficient To Satisfy Our Current Liabilities

We had a working capital deficit of approximately $3,348,000 as of September 30, 2007, which means that our current liabilities as of that date exceeded our current assets by approximately $3,348,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2007 were not sufficient to satisfy all of our current liabilities on that date. We have no means to pay current liabilities.

Our Obligations Under The Secured Convertible Debentures Issued to Cornell Capital Partners Are Secured By All Of Our Assets and are in default..

Our obligations under the secured convertible debentures in the principal amount of $250,000 issued to Cornell Capital Partners on February 22, 2002 are secured by all of our assets. These debentures have a term of 2 years. Under the terms of these secured convertible debentures, Cornell Capital Partners could foreclose its security interest and liquidate all of the assets of the Company. As we are currently in default, Cornell Capital Partners could foreclose on the assets whenever they want. Also, all our debentures are currently in default, due to non-payment of principal and accrued interest (see Note 2 above).

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s fiscal quarter ended September 30, 2007, the Company’s Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Date:	November 13, 2007

By:	/s/ John T. Ruddy
Name:	John T. Ruddy
Title:	President, Chief Executive Officer,
and Chief Financial Officer