Form 10QSB
period 2007-12-31
LITE KING CORP
filed 2008-02-13
CIK 1074267

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

There were 49,999,940 shares of common stock outstanding as of January 31, 2008.

PART I

Item 1.	Financial Statements

Financial Information

LITE KING CORPORATION
CONDENSED BALANCE SHEET
DECEMBER 31, 2007
(UNAUDITED)

ASSETS

Current assets
Cash	$—
Total current assets	—

Total assets	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,659,220
Convertible debentures - related parties - current portion	400,000
Convertible debentures - current portion	931,677
Due to shareholder	248,020
Note payable to stockholders	143,010
Total current liabilities	3,381,927

Long-term liabilities
Convertible debentures - long-term portion	—

Total liabilities	3,381,927

Commitments and Contingencies

Stockholders' deficit
Common stock; $0.001 par value; 50,000,000 shares authorized 49,999,940 shares issued and outstanding	50,000
Additional paid-in capital	585,166
Treasury stock	(48,950)
Accumulated deficit	(3,968,143)
Total stockholders' deficit	(3,381,927)

Total liabilities and stockholders' deficit	$—

See Accompanying Notes to Condensed Financial Statements

LITE KING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006

Revenues	$—	$—	$—	$—

Cost of revenues	—	—	—	—

Gross profit (loss)	—	—	—	—

Operating expenses
General and administrative	7,693	6,497	20,218	11,867
Total operating expenses	7,693	6,497	20,218	11,867

Loss from operations	(7,693)	(6,497)	(20,218)	(11,867)

Other expense
Interest expense	(25,758)	(25,759)	(51,517)	(51,518)
Total other expense	(25,758)	(25,759)	(51,517)	(51,518)

Net loss	$(33,451)	$(32,256)	$(71,735)	$(63,385)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	49,999,940	49,999,940	49,999,940	49,999,940

See Accompanying Notes to Condensed Financial Statements

LITE KING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(71,735)	$(63,384)

Adjustments to reconcile net income loss to net cash used by operating activities:
Accretion of discount on convertible debentures	—	—
Changes in operating assets and liabilities:
Other assets	—	—
Accounts payable and accrued liabilities	1,562	41,567
Net cash used by operating activities of continuing operations	(70,173)	(21,817)

Cash flows from financing activities:
Due to Shareholder	70,173	21,817
Net cash provided (used) by financing activities from continuing operations	70,173	21,817
Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements

LITE KING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business – Lite King Corporation (hereinafter referred to as the “Company”) currently is a dormant company with no operations and activities isolated to legal and other fees related to the maintenance of corporate status. The Company discontinued its operations beginning October 1, 2002 and is considered to be a public shell.

History – The Company was incorporated in New York on January 4, 1990 and was formerly engaged in the manufacture and assembly of wiring devices. During 2000, the Company discontinued its manufacturing and assembly business and sold off its business assets to position itself as a merger candidate.

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

Going concern - The Company incurred a net loss of approximately $72,000 for the six months ended December 31, 2007. The Company’s current liabilities exceeded its current assets by approximately $3,382,000 as of December 31, 2007. The Company ceased operations in October 2002 and is considered to be a public shell.

Management’s plan is to attempt to merge with an operating company.

Definition of fiscal year – On June 30, 2001, the Company elected to change its fiscal year from December 31 to June 30.

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

Reclassifications – Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

Inventory – Inventory is stated at the lower of cost or market. Cost is principally determined by using the first-in, first-out (FIFO) method. Inventory consists principally of finished goods. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

Fixed assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is primarily 3 to 7 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Revenue recognition – The Company maintains its accounting records on the accrual basis of accounting. Revenues from fixed-price installation contracts are recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date to estimated total cost for each contract (cost-to-cost method). This method is used because management considers actual expended cost to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

Stock-based compensation – The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation”, which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company granted no warrants or options to employees for the six months ended December 31, 2007 and 2006, respectively.

Earnings (loss) per common share – Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

2.	RELATED PARTY TRANSACTIONS

Due to shareholder – As of December 31, 2007, YA Global, formerly Cornell Capital Partners, LP (“Cornell Capital Partners”), a significant shareholder, has provided funds to pay professional fees in the amount of approximately $248,000. The funds are unsecured, non-interest bearing and due on demand.

Note payable to stockholders – As December 31, 2007, the Company had a note payable totaling $143,010 due to two stockholders and former officers and directors of the Company, Mr. Wally Pennington and Mr. Robert Personett, which is secured by the Company’s assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is currently in default, due to non-payment of principal and accrued interest upon maturity of the note.

Convertible debentures – former officers/directors and debenture holders – During June and July 2001, the Company issued convertible debentures in the aggregate amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett’s sister. The debentures matured in 2003 but continue to bear interest at twelve percent annually, payable annually. The holder of a debenture has the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading on an over-the-counter market or on a listed exchange and the average bid price of the common stock of the issuer has maintained a price of $2.00 per share or higher for five (5) consecutive trading days. The debentures are currently in default, due to non-payment of principal and accrued interest upon maturity in 2003. As of December 31, 2007 accrued interest on the debentures amounted to approximately $277,000.

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

Litigation – The Company was a co-defendant in a lawsuit filed by a group of former employees claiming they were not paid prevailing wages on a 1996 project. The parties to the lawsuit have entered into an out-of-court settlement agreement, the result of which was the Company had to pay $45,000 to settle these claims. This expense is included in the year ended June 30, 2001. As a result of the settlement, the Company accrued payroll taxes payable of $98,643 as of June 30, 2001. An additional $42,093 was accrued for interest and penalty. As of December 31, 2007, the outstanding payroll tax payable balance was $115,736.

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

The Company, under the name National Cabling, continued the operations of National Cabling. Pursuant to the terms of the Merger Agreement, the Company acquired current assets of approximately $738,244, and leasehold improvements and equipment of approximately $300,742 for total assets of $1,038,986 in exchange for 5,149,029 shares of the Company’s common stock. Prior to merger, there was no material relationship between the Company and National Cabling.

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

Results of Operations For the Three Months Ended December 31, 2007, As Compared To The Three Months Ended December 31, 2006.

Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during the three month periods ended December 31, 2007 and 2006.

Operating Expense. For the three months ended December 31, 2007 and 2006, we had operating expenses of approximately $7,700 and $6,500 respectively, an increase of $1,200 or 18%. The difference is due to an increase in professional fees.

 Interest Expense. For the three months ended December 31, 2007 and 2006, we had interest expense of approximately $26,000 in each period.

Net Loss. For the three months ended December 31, 2007, we had a net loss of approximately $33,000 as compared to a net loss of approximately $32,000 for the three months ended December 31, 2006, an increase of $1,000 or 3%.

Results of Operations For the Six Months Ended December 31, 2007, As Compared To The Six Months Ended December 31, 2006.

Revenues. Since the Company discontinued operations in October of 2002, we had no revenue or cost of revenue during this period.

Operating Expense. For the six months ended December 31, 2007 and 2006, we had total operating expenses of $20,000 and $12,000 respectively, an increase of $8,000 or 67%. The difference is due to an increase in and underaccrued professional fees in prior periods.

Interest Expense. For the six months ended December 31, 2007 and 2006, we had interest expense of approximately $52,000 in each period.

Net Loss. For the six months ended December 31, 2007 and 2006, we had a net loss of approximately $72,000 and $63,,000 respectively, an increase of $9,000 or 14%.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of approximately $72,000 for the six months ended December 31, 2007. The Company has no cash on hand as of December 31, 2007. The Company’s current liabilities exceeded our current assets by approximately $3,382,000 as of December 31, 2007. As of December 31, 2007, the Company had an accumulated deficit of approximately $3,968,000.

Related Party Transactions

Due to stockholder - As of December 31, 2007, Cornell Capital Partners, a significant shareholder, has provided funds to pay professional fees in the amount of approximately $240,000. The funds are unsecured, non-interest bearing and due on demand.

Note payable to stockholders – As of December 31, 2007, the Company had a note payable totaling $143,010 due to two stockholders and former officers and directors of the Company, Mr. Wally Pennington and Mr. Robert Personett, which is secured by the Company’s assets, bearing interest at 6% per annum, with principal and interest due on demand. This note payable is currently in default, due to non-payment of principal and accrued interest upon maturity of the note.

Convertible debentures – former officers/directors and debenture holders - During June and July 2001, the Company issued convertible debentures in the aggregate amount of $400,000 to Mr. Wally Pennington, Mr. Robert Personett, Mrs. Christine Personett, Mr. Ken Dixon and Mr. Mike Murphy. Mr. Pennington and Mr. Personett were former officers and directors of the Company. Mrs. Personett is Mr. Personett’s sister. The debentures matured in 2003 but continue to bear interest at twelve percent annually, payable annually. The holder of a debenture has the right at any time after thirty days from the issuance until maturity to voluntarily convert to common shares of the issuer at $2.00 per share. The debenture holder will be forced to convert to common stock if the common stock is trading on an over-the-counter market or on a listed exchange and the average bid price of the common stock of the issuer has maintained a price of $2.00 per share or higher for five (5) consecutive trading days. The debentures are currently in default. As at December 31, 2007 accrued interest on the debentures amounted to approximately $277,000.

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

We Have Historically Lost Money And Losses May Continue In The Future

For the six months ended December 31, 2007 and 2006, we had a net loss of approximately $72,000 and $63,000 respectively. The Company’s current liabilities exceeded our current assets by approximately $3,382,000 as of December 31, 2007. As of December 31, 2007, the Company had an accumulated deficit of approximately $3,968,000. You may lose your entire investments in the Company.

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

We Have A Working Capital Deficit, Which Means That Our Current Assets on September 30, 2007 Were Not Sufficient To Satisfy Our Current Liabilities

We had a working capital deficit of approximately $3,382,000 as of December 31, 2007, which means that our current liabilities as of that date exceeded our current assets by approximately $3,382,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2007 were not sufficient to satisfy all of our current liabilities on that date. We have no means to pay current liabilities.

Our Obligations Under The Secured Convertible Debentures Issued to Cornell Capital Partners Are Secured By All Of Our Assets and are in default..

Our obligations under the secured convertible debentures in the principal amount of $250,000 issued to Cornell Capital Partners on February 22, 2002 are secured by all of our assets. These debentures had a term of 2 years. Under the terms of these secured convertible debentures, Cornell Capital Partners could foreclose its security interest and liquidate all of the assets of the Company. As we are currently in default, Cornell Capital Partners could foreclose on the assets whenever they want. Also, all our debentures are currently in default, due to non-payment of principal and accrued interest (see Note 2 above).

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal year covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure

Changes In Internal Controls Over Financial Reporting

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Quarterly Report on Form 10-QSB. There was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	February 13, 2008

By:	/s/ John T. Ruddy
Name:	John T. Ruddy
Title:	President, Chief Executive Officer,
and Chief Financial Officer